Form 10QSB
period 1999-06-30
ECLIC INC/NV
filed 1999-07-27
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-QSB


(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the quarterly period ended June 30, 1999
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                         Commission File Number: 0-26181
--------------------------------------------------------------------------------

                                  ECLIC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           86-0931332
-------------------------------                     ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                             8455 W. Sahara, Suite 130
                                Las Vegas, NV  89117
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                 (888) 971-1336
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [ ] No [X]

               APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
                    PROCEEDING  DURING  THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 1,500,000 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 1999. The Registrant has no Preferred Stock issued nor outstanding as of June 30, 1999.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-12

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

                                  ECLIC, INC.
                         (A Development Stage Company)
               		           Unaudited

BALANCE SHEET


ASSETS
                             June 30,          March 31,
                             1999   	          1999
                             ---------         ----------
CURRENT ASSETS:              $  31,888         $     200

   TOTAL CURRENT ASSETS:     $  31,888         $     200

OTHER ASSETS:

   Organization Costs, less  $     336         $     354
   accumulated amortization

   TOTAL OTHER ASSETS:       $     336         $     354


TOTAL ASSETS                 $  32,224         $     554


See accompanying notes to financial statements

                                   ECLIC, Inc.
                         (A Development Stage Company)
                                  Unaudited

BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                    June 30,         March 31,
                                    1999          	  1999
                                    ---------        ----------
CURRENT LIABILITIES                 $        0       $          0

 TOTAL CURRENT LIABILITIES:         $        0       $          0

STOCKHOLDERS' EQUITY: (Note #4)

   Preferred stock
   Par value $0.001
   Authorized 5,000,000 shares
   Issued and outstanding at
   June 30, 1999   None             $        0       $          0

   Common stock
   Par value $0.001
   Authorized 20,000,000 shares
   Issued and outstanding at

   June 30, 1999 & Mar 31, 1999
   1,500,000 & 1,000,000 shares     $     1,500      $      1,000

   Accumulated Additional
   Paid-In Capital                  $    50,866      $      1,366

ACCUMULATED LOSS                    $   -20,142      $     -1,812

TOTAL STOCKHOLDERS' EQUITY          $    32,224      $        554
---------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:               $    32,224      $        554


           See accompanying notes to financial statements

                                     ECLIC, Inc.
                          (A Development Stage Company)
                                    Unaudited

STATEMENT OF OPERATIONS


                            Apr. 1           Mar. 1,
                            1999, to         1999, (Inception)
                            June 30,         to Mar. 31,
                            1999             1999
                            ---------        ----------
INCOME:
Revenue                     $      0         $       0


EXPENSES:

 Accounting                 $  1,650         $       0
 Amortization               $     18         $       6
 Bank Charges               $    145         $       6
 Consultant Fees            $  2,000	        $       0
 Legal Fees                 $      0         $   1,000
 Professional Fees          $  3,650         $       0
 Web Site Development       $ 10,000         $       0
 Stock Transfer Agent       $    425         $     800
 Misc. Expenses             $    442         $       0

 TOTAL EXPENSES:            $ 18,330         $   1,812

NET PROFIT/LOSS (-)         $-18,330         $  -1,812

Net Profit/Loss (-)
per weighted share
(Note 1):                   $ -.0130         $  -.0018

Average Weighted
number of common
shares outstanding
at end of reporting
period:                    1,404,762         1,000,000


           See accompanying notes to financial statements

                               ECLIC, Inc.
                      (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                                Unaudited

STATEMENT OF CASH FLOWS
                          Apr. 1           Mar. 1,
                          1999, to         1999, (Inception)
                          June 30,         to Mar. 31,
                          1999             1999
                          ----------       ----------
Cash Flows from
Operating Activities

    Net Loss              $ -18,330        $  -1,812

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Amortization                +18              +6

Changes in assets and
Liabilities:

    Organization Costs            0            -360

                      		--------------------------------------------
 Net cash used in
Operating activities:     $ -18,312      $   -2,166

 Cash Flows from
 Investing Activities:            0               0

 Cash Flows from
 Financing Activities:
    Additional Paid-in
    Capital:                +49,500          +1,366

    Issuance of Common
    Stock for Cash:            +500          +1,000
                        ---------------------------------------------

Net Increase (decrease)   $ +31,688      $   +  200


 Cash,
 Beginning of period:     $     200      $        0
                        ---------------------------------------------

 Cash, End of Period:     $  31,888      $      200



              See accompanying notes to financial statements.

                                  ECLIC, Inc.
                         (A Development Stage Company)


                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1999



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized March 1, 1999, under the laws of the State of Nevada as ECLIC, Inc. The Company currently has yet to generate any revenues and in accordance with SFAS #7, is considered a developmental stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first and second Quarter ended March 31, 1999 and June 30, 1999, they are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and the footnotes thereto included in the company's report on Form 10-SB12G for period ended April 12, 1999.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

                                 ECLIC, Inc.
                       (A Development Stage Company)


                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                June 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

PUBLIC STOCK OFFERING

The Company completed a securities offering and sold 500,000 shares of its common stock at $.10 per share on or about April 5, 1999.

EARNINGS (LOSS) PER SHARE

Based EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted earning per share are the same.
The Company had no dilative common stock equivalents such as stock options.


Year End

The Company has selected December 31st as its year-end.

                                 ECLIC, Inc.
                       (A Development Stage Company)


                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                June 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Year 2000 Disclosure

Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that any purchased software will be off-the-shelf software and will be certified Year 2000 compatible for all of its computing requirements. The Company presently believes that with modifications to existing off-the-shelf software or conversions to new software, the Year 2000 issue will not pose significant operational problems and will not materially affect future financial results.

The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software in the near future, which is prior to any anticipated impact on its operating systems. The total cost of this new software is not anticipated to be a material expense to the Company at this time. However, there can be no guarantee that these new off-the-shelf software products will be adequately modified which could have a material adverse effect on the Company's results of operations.

                                ECLIC, Inc.
                      (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               June 30, 1999


NOTE 3 - INCOME TAXES

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile.


NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 20,000,000 shares with a par value of $0.001 per share.

Preferred Stock

The authorized preferred stock of the corporation consists of 5,000,000 shares with a par value of $0.001 per share. No Preferred stock has been issued.

On March 16, 1999 the company issued 1,000,000 shares of its $0.001 par value common stock for cash of $1,000.00 to a director.

Between March 23 and April 4, 1999, the Company sold Five Hundred Thousand (500,000) shares of its common stock in connection with a public offering at a price of $0.10 per share. On or about April 5, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company to approximately forty (40) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999.

                                 ECLIC, Inc.
                       (A Development Stage Company)


                NOTES TO FINANCIAL STATEMENTS (Continued)

                                June 30, 1999


NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. At this time, and for at least the next approximately twelve
(12) months, the Company does not believe it will need to raise any additional funds to remain a going concern. If in the future the Company should seek to raise additional capital it would be accomplished via a private placement offering pursuant to Regulation D, Rule 505/506. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company, by a Board of Directors Resolution, has retained two of its minor stockholders as suppliers and has agreed to pay them for administrative services, normal and customary fees for their services, and their help in developing a Web site for the Company. This has been fully discussed in the filing of the Company's Registration Statement in Form 10-SB12G.

The Company has agreed to pay 10% of sales of the Company to two of its officers as compensation to them, instead of any salaries, until the Company becomes profitable.

The company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The current core business of ECLIC, Inc. (eClic.com) is to market and sell health care products through an Internet Web Site. The Company plans to seek outside suppliers who would be willing to allow eClic.com to merchandise, market and sell their products through the Company's Internet Web site, for a nominal fee. These suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. The company plans to focus, but not limit itself to health care products. There are a number of personal care products where consumers might prefer the ease, convenience and privacy of ordering these products through the Internet. At the end of the second Quarter, 1999, the Company was in discussions with two health care suppliers, where a particular prescription medication and other health care products would be marketed over the Company's Web site. At this time, no final agreement has been established with these suppliers. The Company wants to ensure that it would be the suppliers' responsibility to meet all government regulations, in fulfilling orders and particularly prescription medication through their Web site. In order to expedite this process, the company has started developing its Web Site this past Quarter.

Additionally, the Company plans to seek advertisers, to advertise their product(s) on the Company's Web site. For any advertisers on the Company's Web site, the Company will provide a link to the advertisers' Web site and charge a customary/nominal fee, for each customer who links to their advertisers Web site.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, without limitation, the lack of broad acceptance of the company's products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce based revenues from Internet customers, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of June 30, 1999, the Company had an accumulated deficit of twenty thousand one hundred forty-two ($20,142) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales, e-Commerce service fees for eClic, Inc., the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit cared numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.


Going Concern - The Company experienced operating losses for the period ended June 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As of June 30, 1999, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any profit for the next two Quarters.

In its most recent three month operating period ended June 30, 1999, the Company incurred a net loss of approximately $18,330 and a positive cash flow of $31,688. The majority of this positive cash flow came from cash inflow from the initial company offering. The Company has yet to receive any revenues from operations. During the period April 1, 1999 through June 30, 1999, the Company had a loss of $18,330. The bulk of these expenses included: fees to complete the Company's registration process, Web site development fees, professional and consulting fees, accounting fees, mostly related to required corporate filings and stock transfer initiation fees.

Plan of Operation

Management does believe that the Company will be able to generate some revenues during the Third Quarter, management does not believe the company will generate any profit until sometime in Calendar Year 2000, as developmental and marketing costs will most likely exceed any anticipated revenues.

As stated earlier in this filing, the Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.

On April 5, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company to 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. As of April 5, 1999, the Company has 1,500,000 shares of common stock issued and outstanding held by 41 shareholders of record.

The Company is a development stage Internet e-Commerce company with a principal business objective to sell and market health related products or products which offer the Company potential revenues, and generate advertising revenues from other vendors who sell and market products through the World Wide Internet.

As stated earlier in this filing, the Company is currently in discussions with two health care supplier, who would market health care products and prescription medication through the Company's Web site. At this time, no final agreement has been established with these suppliers, and there are no assurances that any agreement will be reached with either supplier. If no agreements are reached, the Company would need to seek out other suppliers, which would delay the Company in generating revenues. The Company hopes to market products over its Web site for other companies, it does not plan to inventory products. Therefore, the Company needs to ensure that that its suppliers' meet all the required federal and local government regulations, especially in fulfilling any prescription medication through their Web site. In order to expedite the process in marketing products through its Web site, the company has started developing its Web Site this past Quarter.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through June 30, 1999. The Company does not plan to hire any additional employees until it can become an profitable entity. (See employment agreements filed in Registration Statement 10-SB12G).

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," "hopes," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ECLIC, INC.
                                        (Registrant)



Dated:  July 23, 1999

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President and Chief Executive Officer