Form 10QSB
period 1999-09-30
ECLIC INC/NV
filed 1999-11-02
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999
------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
------------------------------------------------------------------------------

                         Commission File Number: 0-26181
------------------------------------------------------------------------------

                                  eCLIC, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           86-0931332
-------------------------------                     ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                             8455 W. Sahara, Suite 130
                                Las Vegas, NV  89117
------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                 (888) 971-1336
------------------------------------------------------------------------------
                           (Issuer's telephone number)


------------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 1,500,000 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 1999. The Registrant has no Preferred Stock issued nor outstanding as of September 30, 1999.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17

Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

BALANCE SHEET


                                   eCLIC, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                      		       September 30, 1999


                                              Unaudited           Audited
                                            Sept 30, 1999      April 12, 1999
                                            -------------      --------------
CURRENT ASSETS

Cash                                        $   24,646         $      50,075
Organization costs, less
   Accumulated amortization of $6                  318                   353
                                            ----------         -------------
    Total Assets                            $   24,964         $      50,429
                                            ==========         =============
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                            $        0         $       3,360
                                            ----------         -------------

Total Liabilities                                    0                 3,360

Stockholders' Equity
   Common stock, authorized 20,000,000
   Shares at $0.001 par value, issued
   and outstanding 1,500,000 shares              1,500                 1,500

   Preferred stock, authorized 5,000,000
   Shares at $.001 par value, none issued
   or outstanding                                    0                     0

   Additional paid-in capital                   50,500                47,700
   Deficit accumulated during
       the development stage                   (27,036)               (2,131)

   Total Stockholders' Equity                   24,964                47,069

   Total Liabilities and
   Stockholders' Equity                     $   24,964          $     50,429
                                            ==========          ============


             See accompanying notes to financial statements

STATEMENT OF OPERATIONS

                                 eCLIC, Inc.
                        (A Development Stage Company)
                    STATEMENT OF OPERATIONS AND DEFICIT
                  ACCUMULATED DURING THE DEVELOPMENT STAGE


                                     Unaudited                     Audited
                                     ---------                     --------
                                              March 1, 1999
                       Three months ended    (Inception) to     For the Period
                         September 30,        September 30,     Mar 1, 1999
                                                                (Inception) to
                       1999       1998      1999       1998     Apr 12, 1999
                       -------    ------    --------  -------   -------------
INCOME:
Revenue                $   675    $    0    $    675   $    0    $      0

COSTS AND EXPENSES
Selling, General and
Administrative           7,917         0      27,669        0    $  2,125

Amortization                18         0          42        0           6

 TOTAL EXPENSES:       $ 7,935         0    $ 27,711        0    $  2,131

NET PROFIT/LOSS (-)    $-7,260         0     -27,036        0    $ -2,131

Net Profit/Loss (-)
per weighted share
(Note 2):              $ -.005         0    $ -0.019        0    $  -0.00

Average Weighted
number of common
shares outstanding
at end of reporting
period:                1,500,000            1,428,571             651,160


              See accompanying notes to financial statements
                                 eCLIC, Inc.
                      (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                                Unaudited

STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           AND FOR PERIOD MARCH 1, 1999 (INCEPTION) TO SEPT 30, 1999

                               For the Three Months Ended        For the Period
                                                                 Mar 1, 1999
                            Sept 30, 1999     Sept 30, 1998      (Inception) to
                            (Unaudited)        (Unaudited)       Sept. 30, 1999
                           ------------------ --------------     ---------------
Cash Flows from
Operating Activities
Cash Flows from
Operating Activities

    Net Loss               $  -7,260          $      0           $  -27,036

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Amortization                 +18                  0                +42

Changes in assets and
Liabilities:

    Organization Costs             0                  0               -360

                 	--------------------------------------------------------
 Net cash used in
Operating activities:      $  -7,242           $      0         $  -27,354

 Cash Flows from
 Investing Activities:            0                   0                  0

 Cash Flows from
 Financing Activities:
    Additional Paid-in
    Capital:                      0                   0            +50,500
    Issuance of Common
    Stock for Cash:          +1,500                   0             +1,500
                   -------------------------------------------------------

Net Increase (decrease)   $  -7,242            $      0         $  -24,646


 Cash,
 Beginning of period:     $  31,888            $      0         $        0
                  --------------------------------------------------------

 Cash, End of Period:     $  24,646            $      0         $   24,646



             See accompanying notes to financial statements.

                                  eCLIC, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                September 30, 1999


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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first seven months and third Quarter ended September 30, 1999, they are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and the footnotes thereto included in the company's report on Form 10SB12G for period ended April 12, 1999.

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

                                 eCLIC, Inc.
                       (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            September 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

OFFERING COSTS

The offering costs that were incurred by the Company in connection with the public stock offering were deducted from the proceeds of the stock offering.

PUBLIC STOCK OFFERING

The Company completed a securities offering and sold 500,000 shares of its common stock at $.10 per share.

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

                             September 30, 1999


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

                          September 30, 1999


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

There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile.


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

Between March 20 and April 4, 1999, the Company sold Five Hundred Thousand (500,000) shares of its common stock in connection with a public offering at a price of $0.10 per share. On April 5, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company to approximately forty (40) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999.

                               eCLIC, Inc.
                       (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS (Continued)

                           September 30, 1999


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


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company, by Board of Directors Resolution, has retained two of its stockholders as suppliers and has agreed to pay them for administrative services, normal and customary fees for their services, and their help in developing a Web site for the Company.

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

Iem 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of September 30, 1999, the Company had an accumulated deficit of $27,036 from its Operating Activities. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales, e-Commerce service fees for eClic, Inc., the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.


Going Concern - The Company experienced operating losses for the period ended September 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

As of September 30, 1999, the Company generated $675 in revenues. Management does not believe that the Company will be able to generate profit from its operations until it can satisfactorily develop its website, and attract new customers to it. They expect this will take a minimum of at least the next two Quarters, as it works through its developmental processes. There are no assurances that this will be successfully completed during the next two Quarters.

In its most recent three month operating period ended September 30, 1999, the Company generated revenues of $675, and operating expenses of $7,935, for a net loss of approximately $7,260 and a negative cash flow $7,242 for the Third Quarter. During the Third Quarter, the Company continued to run tests with its Website, and generated minimal revenues. The majority of the Company's expenses for the Quarter included Website development fees, and developing its secure Website.

Plan of Operation

Management believes that the Company will be able to generate minimal revenues during the Fourth Quarter or First Quarter of next calendar year. Management does not believe the company will generate any profit until sometime in Calendar Year 2000, as developmental and marketing costs will most likely exceed any anticipated revenues.

As stated earlier in this filing, the Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.

Liquidity and Capital Resources

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through September 30, 1999. The Company does not plan to hire any additional employees until it can become an profitable entity. (See employment agreements in 10-SB12G).

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

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 1999, no matters were submitted to the Company's security holders.

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


Dated:  October 27, 1999

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President and Chief Executive Officer