Form 10KSB
period 1999-12-31
ECLIC INC/NV
filed 2000-03-30
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-26181

                                   eClic, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                              86-0945116
-------------------------------                              --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
No.)

   8555 W. Sahara, Suite 130, Las Vegas, NV              89117
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


                                1-888-971-1336
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issurer's stock is not trading on any stock exchange.

     As of December 31, 1999, the issuer had 1,500,000 shares of common stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................19
    Item 3.  Legal Proceedings.............................................19
    Item 4.  Submission of Matters to a Vote of Security Holders...........19

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......20
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....21
    Item 7.  Financial Statements..........................................24
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................26

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................27
    Item 10. Executive Compensation........................................28
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................29
    Item 12. Certain Relationships and Related Transactions................29
    Item 13. Exhibits and Reports on Form 8-K..............................30

SIGNATURES   ..............................................................32



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

eClic, Inc., a new Internet e-Commerce company, hereinafter referred to as "eClic, Inc." or the " Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on March 1, 1999.

The Company is a development stage Internet e-Commerce company with a principal business objective to sell and market health related products or products which offer the Company potential revenues, and generate advertising revenues from other vendors who sell and market products through the World Wide Internet.

The original Articles of the Company authorized the issuance of twenty-five million (25,000,000) shares. There are twenty million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred at par value of $0.001 per share.

The Registrant was incorporated on March 1, 1999, in the state of Nevada under the name eClic, Inc. In connection with its formation, a total of 1,000,000 shares of its common stock were purchased by its founder of the Company, on March 16, 1999. Between March 20 and April 4, 1999, the Company sold Five Hundred Thousand (500,000) shares of its common stock in connection with a public offering at a price of $0.10 per share.

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

On March 16, 1999, founding shareholder purchased 1,000,000 shares of the company's authorized but unissued treasury stock for cash. Additionally, the Company sold Fifty Thousand Dollars ($50,000) or Five Hundred Thousand (500,000) shares of the Common Stock of the Company during the Offering to approximately forty (40) shareholders. The offering was closed April 5, 1999. As of April 5, 1999, the Company has one million five hundred thousand shares (1,500,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately forty-one (41) shareholders, including the founding shareholder, of record. The Company is a newly formed Internet e-Commerce company, which plans to market health care products over the Internet, through its Web site, http://www.eClic.com.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

The Company plans to seek outside suppliers who would be willing to allow eClic.com to merchandise, market and sell their products through the Company's Internet Web site, for a nominal fee. These suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. The company plans to focus, but not limit itself to health care products. There are a number of personal care products where consumers might prefer the ease, convenience and privacy of ordering these products through the Internet. Additionally, the Company plans to seek advertisers, to advertise their product(s) on the Company's Web site. For any advertisers on the Company's Web site, the Company will provide a link to the advertisers' Web site and charge a customary/nominal fee, e.g., $0.10 (ten cents) for each customer who links to their advertisers Web site.

(a)  Limited Operating History

The Company was first incorporated in the State of Nevada on March 1, 1999. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, without limitation, the lack of broad acceptance of the company's products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce-based revenues from Internet customers, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 1999, the Company had an accumulated deficit of twenty-one thousand four hundred ninety ($21,490) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Dependence on Continued Growth and Viability of the Internet

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

The Internet may not be commercially viable in the long term for a number
Of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their band width requirement, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and eClic, Inc. in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, results of operations and financial condition would be adversely affected.

(d)  Risk of System Failures

The Company's ability to facilitate trade successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of its computer and communications through its designated Internet Service Provider (ISP). These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events. The Company does not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry business interruption insurance to compensate it for losses that may occur. Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems with its ISP could result in interruptions in the services provided by the Company.

In addition, the failure by the ISP to provide the data communications capacity required by the Company, as a result of human error, natural disasters other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the eClic service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In the case of frequent or frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected. Although the Company has implemented certain network security measures, the Company and its IPS are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer auctions. In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to eliminate this risk completely. The occurrence of any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(e)  Competition

The market for selling health care product over the Internet is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. The Company potentially competes with a number of other companies marketing similar health care products over the Internet. Competitive pressures created by any of the Company's competitors, could have a material adverse effect on the Company's business, results of operations and financial condition.
The Company believes that the principal competitive factors in its market are volume and selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases.

Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than the Company or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brands. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to trading services that compete with the Company. Although the Company plans to establish arrangements with online services and search engine companies, there can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise bring traffic to the eClic.com WEB site. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(f) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control. See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

In particular, in order to accelerate the promotion of eClic.com., the Company intends to heavily market it Web site. The Company believes that it may experience seasonality in its business, with use of the Internet and eClic.com being somewhat lower during the summer vacation and year-end holiday periods. Advertising impressions (and therefore revenues) may be expected to decline accordingly in those periods. Additionally, seasonality may affect significantly any potential advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition to selling its brands, it is the Company's strategy is to generate additional revenues through e-Commerce arrangements including for other companies to advertise on the company's Web site. There can be no assurance that the Company will receive any material amount of revenue under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

(g)  Risk Of Capacity Constraints And Systems Failures

A key element of the Company's strategy is to generate a volume of user traffic to its Web site. The Company's ability to attract customers and to achieve market acceptance of its products depends significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's Web site and, if sustained or repeated, could reduce the attractiveness of the Company's products. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of the number of impressions that are owed to advertisers and thus the Company's advertising revenues. In addition, as the number of Web pages on and users of eClic.com increase, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures,
including failures unrelated to the Company's systems.   Any disruption in
Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services. The Company's operations are dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in the interruption, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially and adversely affected.

(h)  Risks Associated With New Services, Features and Functions

There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations train the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(i)  Online Commerce Security Risks

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. eClic, Inc. plans to accept credit cards for purchases of its products. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data.

If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the

Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

(j)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(k) Risks Associated With International Operations

A component of the Company's strategy is to offer its products online to international customers. Expansion into the international markets will require management attention and resources. The Company has limited experience in localizing its service, and the Company believes that many of its competitors are also undertaking expansion into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations.

To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

2)  Distribution Methods of the Products and Services

The Company will be significantly dependent on a number of third-party relationships to supply product(s), to ship product(s), and increase traffic to eClic.com. The Company is generally dependent on other Web site operators that provide links to eClic.com.

The Company does not have any agreements with any Web site operators that provide links to eClic.com, and, if the Company can established such links the other Web site operators may terminate such links at any time without notice to the Company. There can be no assurance that third parties will regard their relationship with the Company as important to their own respective businesses and operations.

There can be no assurance that the Company will ever develop a relationships with third parties that supply the Company with links to their Web site. In particular, the elimination of a pre-installed bookmark on a Web browser that directs traffic to the Company's Web site could significantly reduce traffic on the Company's Web site, which would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, at this time, the Company has not entered into any agreements with any suppliers to ship and provide products.

3) Status of Any Announced New Product or Service

The Company does not have any announced new product or service. If the Company can find a supplier to market their products through the Company's Internet site, then these would be considered new products marketed by the company. The Company, however, has yet to announce any new products and has not announced any other recent additions or services.

4)  Industry Background

Global commerce and the online exchange of information is new and evolving, it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected.

Industry estimates that spending on Internet advertising in the United States will grow from $940 million in 1997 to $7.7 billion in 2002. The Internet has become a compelling advertising vehicle that provides advertisers with targeting tools not available from traditional advertising media. The interactive nature of the Internet and the development of "click-through" advertising banners and other feedback tools enable advertisers to measure impression levels, establish a dialogue with users and receive "real-time" direct feedback from their target markets.

Such feedback provides advertisers with an effective means to measure the attractiveness of their offerings among targeted audiences and make modifications to their advertising campaigns on short notice. Community sites are generally able to provide advertisers significantly more information regarding consumers than other Web sites because they collect detailed demographic data and facilitate the development of user-created affinity groups. The ability to target advertisements to broad audiences, specific regional populations, affinity groups or individuals makes community Web site advertising a highly versatile and effective tool for delivering customized and cost-effective messages. One indicator of the Internet's popularity as an advertising medium is the growing number and diversity of Internet advertisers.

Most early Internet advertisers were technology and Internet-related companies. Today, a growing number of Internet advertisers consist of traditional, consumer product and service companies. The diverse audience of users accessing community sites has made such sites especially attractive to consumer product and service companies advertising on the Internet. The Company believes that this trend should continue, and that a wide variety of companies outside the technology and Internet industries, such as financial services, consumer goods, automotive and pharmaceutical companies, are or will be increasingly using the Internet, and community sites in particular, to advertise.

Furthermore, the Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future, including outages and delays resulting from the inability of certain computers or software to distinguish dates in the 21st century from dates in the 20th century. These outages and delays could adversely affect the level of Web usage and also the level of traffic for eClic, Inc. In addition, the Web could lose its viability due to delays in the development or adoption of new development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation.

The Internet allows marketers to collect meaningful demographic information and feedback from consumers, and to rapidly respond to this information with new messages. This offers a significant new opportunity for businesses to increase the effectiveness of their direct marketing campaigns. In traditional media, a significant portion of all advertising budgets are spent on direct marketing because of its effectiveness. However, the effectiveness of direct marketing campaigns is dependent upon the quality of consumer data used to develop and place complementary products, services or facilities are developed and the Web becomes a viable commercial marketplace in the long term, the Company might be required to incur substantial expenditures in order to adapt its products to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.

(a) E-Commerce and Direct Marketing.

The Internet has become a significant marketplace for buying and selling goods and services. Industry estimates that the amount of goods or services purchased in online consumer transactions will grow from approximately $2.6 billion in 1997 to approximately $37.5 billion in 2002. Improvements in security, interface design and transaction-processing technologies have facilitated an increase in online consumer transactions. Early adopters of such improvements include online merchants offering broad product catalogs (such as books, music CDs and toys), those seeking distribution efficiencies (such as PCs, flowers and groceries) and those offering products and services with negotiable pricing (such as automobiles and mortgages). The Company believes that as the volume of online transactions increases, traditional retailers will offer a wide variety of products and services online. The Company believes that online companies provide businesses an opportunity to link Internet customers with like interests. The Internet allows marketers to collect meaningful demographic information.

The Company's business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on the Company's business, results of operations and financial condition.

5)  Raw Materials and Suppliers

The Company is a Internet e-Commerce business, and thus does not use any raw materials or have any principal suppliers of raw materials.

6) Customers

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers, Internet traffic and advertising and commerce relationships. In order to attract new customers, advertisers and commerce vendors, and in response to competitive pressures, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising its Web site through the various search engines, through other Web sites, marketing its site to businesses/customers through e-mail, online media, and other marketing and promotional efforts.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to eClic.com will conduct transactions over eClic.com on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its future Web site and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

8)  Regulation

The law relating to the liability of online companies is currently unsettled. It is possible that claims could be made against online e-Commerce companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their Web site. Several private lawsuits seeking to impose such liability upon other online companies are currently pending. eClic had originally planned to sell and market prescription mediations through its website; however, new government regulations have prohibited selling these products through websites.

9)  Effect of Existing or Probable Government Regulations

Government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country.

Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Although sections of the Communications Decency Act of 1996 (the "CDA") that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Certain members of Congress have recently discussed proposing legislation that would regulate the distribution of "indecent" material over the Internet in a manner that they believe would withstand challenge on constitution law.

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

10) Research and Development Activities

The Company, among other things, plans to develop and market its Web site, enhance its brands, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide superior customer service, respond to competitive developments and attract, integrate, retain and motivate qualified personnel provided the company can generate sales and profit.

The Company also needs to develop and identify products that achieve market acceptance by its users and e-Commerce customers. There can be no assurance that any Internet company, including eClic.com, will achieve market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or be profitable. The market for Internet products is new, rapidly developing and characterized by an increasing number of market entrants. As is typical of any new and rapidly evolving market, demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. Moreover, because this market is new and rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

There can be no assurances the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

11)  Impact of Environmental Laws

The Company is not aware of any federal, state or local environmental laws which would effect is operations.

12)  Employees

The Company currently has two (2) employees: one President, and one
Secretary.   The Company has no intention at this time to add employees.

(i) The Company's performance is substantially dependent on the performance of its corporate secretary, Skyelan Rose. In particular, the Company's success depends on her ability to develop, design and market the company's Web site through the various Internet search engines.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

13)  Year 2000 Implications

The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transaction The Company may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties.

The Company plans to design its own Web site, utilizing software from Microsoft, titled Front Page. This is the only system the company assessed for Year 2000 compliance. Company has not completed any assessment of internal and external (third-party) IT systems and non-IT systems. At this point, the Company is not currently aware of any Year 2000 problems relating to systems operated by the Company or by third parties that would have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems. Based on its assessment to date, the Company does not anticipate that costs associated with remediating the Company's non-compliant IT systems or non-IT systems will be material, although there can be no assurance to such effect.

Such a failure could prevent the Company from operating its business, prevent users from accessing the Company's Web site, or change the behavior of advertising customers or persons accessing the Company's Web site.

The Company believes that the primary business risks, in the event of such failure, would include, but not be limited to, lost of potential revenues, increased operating costs, loss of customers or persons accessing the Company's Web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

14)  The Industry & Potential Effect on the Company's Plan of Operations

The rapid adoption of the Internet as a means to gather information, communicate, interact and be entertained, combined with the vast proliferation of Web sites, has made the Internet an important new mass medium. Industry estimates that the number of Web users exceeded 68 million in 1997, and will grow to over 319 million by 2002. The Internet enables advertisers to target advertising campaigns utilizing sophisticated databases of information on the users of various sites. As a result, the Internet has become a compelling means to advertise and market products and services. With the volume of sites and vast abundance of information available on the Internet, users are increasingly seeking an online home where they can interact with others with similar interests and quickly find information, products and services related to a particular interest or need.

These community sites offer a single location where users can build their personal Web sites and place them among the sites of others having similar interests. In addition, community sites generally offer services including access to e-mail accounts, chat rooms, news, and entertainment services, among other features. By satisfying the needs of its users, communities seek to establish a close relationship with their audience. As a result, the Company believes that users tend to be loyal to and spend more time online at community sites. The Company hopes to advertise their products at these community sites.

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in part on its ability to continually improve the performance, features and reliability of the site in response to both evolving demands of the marketplace and competitive product and service offerings; and, there can be no assurance that the Company will be successful in doing so. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure, which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 8555 W. Sahara, Suite 130, Las Vegas, NV 89117, Phone: 888-971-1336. The office space is provided by one of the Directors of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, eClic, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against eClic, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 1999 was approximately forty-one (41).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On April 5, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company to 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. As of April 5, 1999, the Company has 1,500,000 shares of common stock issued and outstanding held by approximately 41 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

We will continue to devote the major portion of our resources to the the development of an interactive website.

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 1999, the Company had an accumulated deficit of ($21,490) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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


(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has generate $775 in revenues. This was entirely from a test program, which was later abandoned. The Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 1999, the Company experienced net losses $21,490. The bulk of these expenses were for general and administrative costs, accounting purposes, and filing fees. The Company does not have any material commitments for capital expenditures. eClic had originally planned to sell and market prescription mediations through its website; however, new government regulations have prohibited selling these products through websites. The Company is now in the process of developing a new market strategy.

(iii) Liquidity and Capital Resources
-------------------------------------

On April 5, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company to 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. As of April 5, 1999, the Company has 1,500,000 shares of common stock issued and outstanding held by approximately 41 shareholders of record.

The Company is a development stage Internet e-Commerce company with a principal business objective to sell and market health related products or products which offer the Company potential revenues, and generate advertising revenues from other vendors who sell and market products through the World Wide Internet.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through December 31, 2000. The Company does not plan to hire any additional employees until it can become an profitable entity. (See employment agreements in 10-SB12G).

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

(iv) Year 2000 Issue
--------------------

We are not currently utilizing any electronic processing systems and Therefore we are not directly at risk for having systems that will not recognize the Year 2000 ("Y2K") or treat any date after December 31, 1999 as a date during the twentieth century. However, no assurances can be given that we will be able to avoid all Y2K problems, especially those that might originate with third parties with whom we transact business, such as financial institutions, and we have not undertaken any investigation to determine the Y2K readiness of such parties. If we or any third party with whom we do business were to have a Y2K problem, our business could be disrupted and our financial condition and results of operations could be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.


                                 eCLIC, Inc.
                        (A Development Stage Company)

                                Balance Sheet
                                   as of
                             December 31, 1999

                                     and

                            Statements of Income,
                          Stockholders' Equity, and
                                  Cash Flows
                                for the period
                    March 1, 1999 (Date of Inception) to
                              December 31, 1999


TABLE OF CONTENTS
                                                                   PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-7


              See accompanying notes to financial statements.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT AUDITOR'S REPORT


March 24, 2000

Board of Directors
eCLIC, Inc.
Las Vegas, NV

I have audited the Balance Sheet of eCLIC, Inc.(the "Company") (A Development Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period March 1, 1999 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECLIC, Inc., (A Development Stage Company), as of December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead, CPA
---------------------------
G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)
eCLIC, Inc.
(A Development Stage Company)

Balance Sheet
December 31, 1999


BALANCE SHEET

Assets
Cash                                                        $19,097

Web development costs, net                                   11,267

           Total Assets                                     $30,364



Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
	20,000,000 shares authorized; 1,500,000
shares issued and outstanding at 12/31/99                    1,500

Preferred stock, $0.001 par value,
     5,000,000 shares authorized; none
     issued and outstanding at 12/31/99                        -0-

Additional paid-in capital                                  50,354

Deficit accumulated during development stage               (21,490)

      Total Stockholders' Equity                            30,364

Total Liabilities and Stockholders' Equity                 $30,364


             See accompanying notes to financial statements.

eCLIC, Inc.
(A Development Stage Company)

Income Statement
For the period
March 1, 1999 (Date of Inception) to
December 31, 1999


INCOME STATEMENT


                                                             March 1, 1999
                                                            (Inception) to
                                                           December 31, 1999

Revenue                                                     $      775

     Costs and Expenses:

     Research and development                                    3,650

     General and administrative expenses                        16,882

     Amortization                                                1,733

     Total Costs and Expenses                                   22,265

     Net loss                                               $  (21,490)


     Weighted average number of
     common shares outstanding                               1,500,000

     Net (loss) per share                                   $     (.01)


             See accompanying notes to financial statements.

eCLIC, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity
For the period
ended December 31, 1999


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                     Deficit
                                                     Accumulated   Total
                                         Addit'l     During        Stock-
                   Common      Stock     Paid-in     Development   holders'
                   Shares      Amt.      Capital     Stage         Deficit
                   ---------------------------------------------------------
December 31,
1999 Founders
shares issued
for cash           1,000,000   1,000.00  50,354.00                  1,000.00

December 31,
1999 Shares
issued pursuant
to Reg. D, 504
offering             500,000     500.00  50,354.00                 50,854.00


Net Loss,
March 1, 1999
(inception) to
December 31, 1999                                    (21,490.00)  (21,490.00)

Balance as
of December 31,
1999              1,500,000    1,500.00  50,354.00   (21,490.00)   30,364.00
                  ===========================================================


               See accompanying notes to financial statements.

eCLIC, Inc.
(A Development Stage Company)

Statement of Cash Flows
For the period
ended December 31, 1999


STATEMENT OF CASH FLOWS


CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                (21,490)

Increase in web development costs, net                       (11,267)

     Net cash used by operating activities                   (32,757)

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing activities                        -0-


CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of capital stock                                  1,500

     Additional paid-in capital                                50,354

     Net cash provided by financing activities                 51,854

     Beginning cash, Ended                                        -0-

     Ending cash, December 31, 1999                            19,097


NON-CASH TRANSACTIONS

     Interest expense                                             -0-
     Income taxes                                                 -0-


             See accompanying notes to financial statements.

eCLIC, Inc.
(A Development Stage Company)
Footnotes
December 31, 1999

Note 1 - History and organization of the company

The Company was organized March 1, 1999 (Date of Inception) under the laws of the State of Nevada, as eCLIC, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 1999.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. Web development costs totaling $13,000.00 are capitalized and amortized over a period of 60 months. Total amortization for the year ended 12/31/99 is $1,733.00.

7. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

8. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

9. The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 1999, due to the net loss and no state income tax in Nevada.

eCLIC, Inc.
(A Development Stage Company)
Footnotes
December 31, 1999

Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On March 1, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock to its directors for cash in the amount of $1,000.00.

On April 5, 1999, the Company completed a Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of its common stock to approximately 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. The offering raised a total of $51,854.00 of which $500.00 is common stock, and $50,354.00 is additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Year 2000 issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 20, 2000, the Company filed Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Account:"

     (a)  Previous independent accountants

          (i) On March 15, 2000, eClic, Inc. (the "Registrant") dismissed David Coffey, CPA, as its independent accountant effective December 31, 1999.

          (ii) The report of David Coffey, CPA on the financial statement for April 12, 1999, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The report of David Coffey, CPA for the period ended April 12, 1999, has not been modified.

          (iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

          (iv) In connection with its audit for the most recent fiscal years and through December 31, 1999, there have been no disagreements with David Coffey, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of David Coffey, CPA would have caused them to make reference thereto in their report on the financial statements for such years.

          (v) During the most recent fiscal year and through March 15, 2000, there have been no reportable events (as defined in in Regulation 8-K Item 304 (a) (1) (v)).

          (vi) The Registrant has requested that David Coffey, CPA furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. The Registrant delivered a copy of this Form 8-K report to David Coffey, CPA on March 16, 2000. On March 17, 2000, David Coffey, copied said letter on his letterhead, signed and returned said letter to the
                  Company, with the original being sent to the SEC.   The
                  Registrant has filed, as an exhibit to this Form 8-K report, a copy of the letter from David Coffey, CPA, addressed to the SEC stating David Coffey, CPA is in agreement with the statements contained in this Form 8-K report.

     (b)  New independent accountants

          (i) The Registrant engaged G. Brad Beckstead, CPA as its new independent accountant as of March 15, 2000. During the most recent fiscal years and through March 15, 2000, the Registrant has not consulted with G. Brad Beckstead, CPA on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304 (a) (2)).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of eClic, Inc.


Name                         Age              Position
--------                    ------           ----------
Justine M. Daniels           31              President, CEO
                                             Chief Financial Officer and
                                             Director

Skyelan Rose                 40              Secretary and Director



B.  Work Experience

As President and CEO of eClic, Inc., Justine M. Daniels has organized and formed the company. Justine M. Daniels is a single female, born in Sioux Falls, SD. She has an AA Degree from Career Institute of Omaha, Nebraska. She has a BS Degree from National College of Business, Sioux Falls, South Dakota. She has extensive experience in the restaurant/nightclub business. She started her career in South Dakota, Embers Restaurant. A subsequent career opportunity took her to the Metropolitan Phoenix, Arizona area. She handled staff training at Bobby McGee's Restaurant/nightclub, where she was instrumental in increasing efficiencies for this establishment. She brings to eClic, Inc., restaurant work experience in service and customer relations; she does not have any past experience in setting up a Web Site or e-Commerce business.

Skyelan Rose, Corporate Secretary and Director for eClic, Inc. She is a single female, born in North Island, California. She attended University of Utah and University of California, Berkeley. She has eight years experience in marketing and sales with the hotel industry. She spent two of those eight years as Director of Marketing/Sales for Holiday Inn, Arizona Region. She is currently an Event Planner for the Arizona Room of America OnLine. She is former Corporate Secretary for Ionosphere, Inc., a publicly traded company listed on the OTC Bulletin Board. This was a consulting company engaged in the restaurant/nightclub business. She is also Corporate Secretary of Barrington Laboratories, Inc., a Nevada Corporation, and Boppers Holdings, Inc., a Nevada Corporation. She has developed a number of Web sites for other companies, and has experience with various computer applications. This will be her first endeavor in setting up an e-Commerce company and a Web site for company where she serves as an Officer and Director.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. eClic, Inc. does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of EClic, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other eClic, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 1999. eClic, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 1999. The Company does have employment agreements in place with each of its officer.


Name                            Position        Monthly Salary
----------------------------    ---------       ----------------
Justine M. Daniels              President            $ 0

Skyelan Rose                    Secretary            $ 0



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of February 29, 2000, by each person known by eClic, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


Title      Name & Address                     Amount of        Percent
of         of Beneficial                      shares           of
Class      Owner of Shares       Position     held by Owner    Class
------     ---------------       --------     -------------    -------


Common   Justine M. Daniels(1)   Chairman/    1,000,000        79.63%
                                 CEO

None     Skyelan Rose(1)         Secretary/           0         0.00%
                                 Director
---------------------------------------------------------------------

All Executive Officers and
    Directors as a Group (2 persons)          1,000,000        79.63%



(1) c/o eClic, Inc. 8555 W. Sahara, Suite 130, Las Vegas, NV  89117

B.  Persons Sharing Ownership of Control of Shares

No person other than Justine M. Daniels, President/CEO owns or shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Corporate Resolution, the Company hired the services of Stude's, L.L.C.
and MQ Holdings, Inc.  Stude's, L.L.C., an Arizona Limited Liability
Company was hired to handle the filing of Company documents, e.g., Articles of Incorporation and this Registration. Stude's, L.L.C. is a registered filing agent with the SEC (CIK#0001079372). The Company does not have any formal contract with Stude's, L.L.C. and pays this L.L.C on a fee for service
basis.  Its fees are below customary industry standards.   The sole managing
member of Stude's, L.L.C. is T. J. Jesky. He is also the Resident Agent of the Company. He beneficially owns four thousand six hundred (4,600) shares of Common Stock, purchased during the offering period at $0.10 (ten cents) per share. This represents 0.0031 of the outstanding shares. He has three family members who also purchased Common Stock during the offering period at

$0.10 (ten cents) per share. Collectively, these other family members purchased two thousand two hundred (2,200) shares (0.0015) of the outstanding stock in the Company. Together all related family members own six thousand eight hundred (6,800) shares of Common stock, or 0.0045 of the outstanding shares. This represents less than one-half of one percent of the Company.

The Company also hired the services MQ Holdings, Inc., a Nevada Corporation, to prepare the offering document. Its fees are below customary industry standards. The Company does not have any formal contract with MQ Holdings and pays this company on a fee for service basis. MQ Holdings, Inc. is run by Mark DeStefano, who purchased four thousand (4,000) shares (0.0027) of Common Stock during the public offering at $0.10 (ten cents per share). Ed DeStefano, the father of Mark DeStefano, purchased one thousand (1,000) shares (0.0007) of Common Stock in the Company which he purchased at $0.10 (ten cents) per share during this offering period. Their total holdings in eClic, Inc., Common Stock represent one-third of one percent (0.0033) of the outstanding shares.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed March 1, 1999(1)

  3.2    By-Laws of the Company adopted March 2, 1999(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Facsimile of specimen common stock certificate(1)

(10)

  10.1   Employment Agreement with J. M. Daniels(1)

  10.2   Employment Agreement with Skyelan Rose(1)

(23)	   CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from David Coffey, CPA(1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule


----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on ?????, 1999, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

eClic, Inc. did not file any reports on Form 8-K during the fiscal year ended December 31, 1999. The Company did file a Current Report dated March 20, 2000 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" and Exhibit
23.2 "Letter from previous Accountant" filed on this Form 10KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2000                eClic, Inc.

                                     By:  /s/ Justine M. Daniels
                                          -----------------------
                                          Justine M. Daniels
                                          President, Chief Executive Officer



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2000                eClic, Inc.

                                     By:  /s/ Skyelan Rose
                                          -----------------------
                                          Skyelan Rose
                                          Secretary