Form 10QSB
period 2000-03-31
ECLIC INC/NV
filed 2000-05-12
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2000
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 0-26181
--------------------------------------------------------------------------

                                  ECLIC, INC.
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         Nevada                                 86-0945116
-------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


                         8455 W. Sahara, Suite 130
                           Las Vegas, NV  89117
-------------------------------------------------------------------------
                 (Address of principal executive offices)

                              (888) 971-1336
-------------------------------------------------------------------------
                        (Issuer's telephone number)


-------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 1,500,000 shares of Common stock issued and outstanding, par value $.001 per share as of March 31, 2000. The
Registrant has no Preferred Stock issued nor outstanding as of March
31, 2000.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  16


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)




INDEPENDENT ACCOUNTANT'S REVIEW REPORT



Board of Directors
Eclic, Inc.
Las Vegas, NV


I have reviewed the accompanying balance sheet of EClic, Inc. (a development stage company) as of March 31, 2000 and the related statements of income, and cash flows for the three-months ended March 31, 2000, and February 18, 1999 (Date of Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.



/s/ G. Brad Beckstead, CPA
--------------------------

May 9, 2000
Las Vegas, Nevada
License #2701
                            eCLIC, Inc.
                  (A Development Stage Company)
                            Balance Sheet
                          March 31, 2000
                                And
                          December 31, 1999



BALANCE SHEET
                                          Unaudited         Audited
                                          ------------------------------
                                          March 31,         December 31,
                                          2000              1999
Assets

Cash                                      $ 17,022          $ 19,097

Web development costs, net                  11,094            11,267

           Total Assets                   $ 28,116          $ 30,364



Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
20,000,000 shares authorized;
1,500,000 shares issued and
outstanding at 12/31/99                     1,500             1,500

Preferred stock, $0.001 par value,
5,000,000 shares authorized; none
issued and outstanding at 12/31/99            -0-                -0-

Additional paid-in capital                 50,354             50,354

Deficit accumulated during
development stage                         (23,738)           (21,490)

Total Stockholders' Equity               $ 28,116           $ 30,364

Total Liabilities and
   Stockholders' Equity                  $ 28,116           $ 30,364


             See accompanying notes to financial statements.

eCLIC, Inc.
(A Development Stage Company)

Income Statement
For the period
March 1, 1999 (Date of Inception) to March 31, 2000 and
Three months ended March 31, for 2000 and 1999


INCOME STATEMENT


                                          Unaudited            Audited
                                         ---------            --------
                                   Three months ended      For the Period
                                         March 31          March 1, 1999,
                                                           (Inception) to
                                   2000        1999        March 31, 2000
                                   -------     ------     ---------------
Revenue                            $    0      $     0      $     775

 Costs and Expenses:

 Research and development                                       3,650

 General and
    administrative expenses          2,075       1,500         18,957

 Amortization                          173                      1,906

 Total Costs and Expenses            2,248       1,500         24,513

     Net loss                      $ 2,248     $ 1,500       $(23,738)


 Weighted average number of
 common shares outstanding       1,500,000   1,000,000      1,500,000

    Net (loss) per share           $(0.00)     $(0.00)       $ (0.02)


             See accompanying notes to financial statements.

                                 eCLIC, Inc.
                       (A Development Stage Company)

                            Statement of Cash Flows
    For the Period March 1, 1999 (Date of Inception) to March 31, 2000
                                    and
                       Quarter ended March 31, 2000



STATEMENT OF CASH FLOWS
                                               Unaudited        Audited
                                               -------------------------------
                                               Quarter      March 1, 1999
                                               Ended       (Date of Inception)
                                               March 31     March 31
                                               2000         2000
                                               ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                  (2,248)       (21,490)

(Increase) decrease in
      web development costs, net                  173        (11,267)

     Net cash used by operating activities     (2,075)       (32,757)

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing activities        -0-            -0-


CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of capital stock                    -0-           1,500

     Additional paid-in capital                   -0-          50,354

     Net cash provided by financing activities    -0-          51,854

     Beginning cash, Ended                      19,097            -0-

     Ending cash, March 31, 2000                17,022         19,097


NON-CASH TRANSACTIONS

     Interest expense                              -0-            -0-
     Income taxes                                  -0-            -0-


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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. Web development costs totaling $13,000.00 are capitalized and amortized over a period of 60 months. Total amortization for the quarter ended 3/31/00 is $1,73.00.

7. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

8. The Company has adopted December 31 as its fiscal year end.

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

There is no provision for income taxes for the year ended March 31, 2000, due to the net loss and no state income tax in Nevada.

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

Note 8 - Year 2000 issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.
6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The current core business of eClic, Inc. (eClic.com) is to market and sell health care products through an Internet Web Site. The Company plans to seek outside suppliers who would be willing to allow eClic.com to merchandise, market and sell their products through the Company's Internet Web site, for a nominal fee. These suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. The company plans to focus, but not limit itself to health care products. There are a number of personal care products where consumers might prefer the ease, convenience and privacy of ordering these products through the Internet. Additionally, the Company plans to seek advertisers to advertise their product(s) on the Company's Web site. For any advertisers on the Company's Web site, the Company will provide a link to the advertisers' Web site and charge a customary/ nominal fee, for each customer who links to their advertiser's Web site.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of March 31, 2000, the Company had an accumulated deficit of $24,915 dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.



Going Concern - The Company experienced operating losses for the period ended March 31, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the First Quarter ended March 31, 2000, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next two Quarters.

In its most recent three month operating period ended March 31, 2000, the Company did not generate any revenues; and, the Company incurred operating expenses of $2,075, for a net loss of approximately $2,075 and a negative cash flow $2,248 for the First Quarter. During the First Quarter, the Company continued to seek and identify suppliers for its website. The majority of the Company's expenses for the Quarter included administrative fees.

Plan of Operation

Management does believe that the Company will be able to generate some revenues during the coming year, management does not believe the company will generate any profit until sometime in Calendar Year 2000, as developmental and marketing costs will most likely exceed any anticipated revenues.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through March 31, 2000. The Company does not plan to hire any additional employees until it can become an profitable entity. (See employment agreements in 10-SB12G).

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

The Company filed a Current Report dated March 20, 2000 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eClic, INC.
                                            (Registrant)


Dated:  May 10, 2000

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President and Chief Executive Officer