Form 10QSB
period 2000-06-30
ECLIC INC/NV
filed 2000-08-14
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2000
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 1,515,000 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 2000. The
Registrant has no Preferred Stock issued nor outstanding as of June
30, 2000.

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


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
eCLIC, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of eCLIC, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2000 and the related statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and for the period March 1, 1999 (Inception) to June 30, 2000, and statements of cash flows for the six-month periods ending June 30, 2000 and 1999 and for the period March 1, 1999 (Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of eCLIC, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 24, 2000, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead, CPA
--------------------------
August 1, 2000
License #2701
                            eCLIC, Inc.
                  (A Development Stage Company)
                            Balance Sheet
                          June 30, 2000
                                And
                          December 31, 1999



BALANCE SHEET
                                          Unaudited          Audited
                                          ------------------------------

                                           June 30,        December 31,
                                           2000            1999
Assets
Current assets:
   Cash                                    $   42,689      $   19,097
                                           ----------      ----------
   Total current assets                        42,689          19,097

Fixed assets:
   Website development costs                   13,000          13,000
   Less accumulated depreciation               (3,033)         (1,733)
   Total fixed assets                           9,967          11,267
                                           ----------      ----------
Total Assets                               $   52,656      $   30,364
                                           ==========      ==========

Liabilities and Stockholders' Equity

Current liabilities                        $       -       $        -

Long-term liabilities                              -                -

   Total liabilities                               -                -

Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized,
zero shares issued
and outstanding                                     -               -

Common stock, $0.001 par value,
20,000,000 shares authorized,
1,515,000 shares issued
and outstanding                                 1,515           1,500

Additional paid-in capital                     80,338          50,354

Deficit accumulated during
   development stage                          (29,197)        (21,490)
                                            ---------      ----------
Total stockholders' equity                     52,656          30,364
                                            ---------      ----------
Total Liabilities and Stockholders' Equity  $  52,656      $   30,364
                                            =========      ==========


             See accompanying notes to financial statements.

                                 eCLIC, Inc.
                       (A Development Stage Company)

                           Statement of Operations

    For the Three Months and Six Months Ending June 30, 2000 and 1999, and
         For the Period March 1, 1999 (Inception) to June 30, 2000


STATEMENT OF OPERATIONS


                                          Unaudited               Audited
                                          ---------               --------
                                                                  March 1,
                           Three mos ending     Six mos ending    1999
                                June 30            June 30        (Inception)
                           2000        1999     2000     1999     Jun 30, 2000
                         -----------------------------------------------------
Revenue                  $    -    $      -     $    -   $    -   $    775
Expenses:
Depreciation expense      1,127       433        1,300      433      3,033

General administrative
Expenses                  4,334     3,520        6,407    6,319     23,289

Research and development
Expense                      -      3,650            -    3,650      3,650
                      ---------  --------    --------- --------    -------
Total expenses            5,461     7,603        7,707   10,402     29,972

Net loss              $  (5,461) $ (7,603)   $ (7,707) $(10,402)  $(29,197)
                      ========== =========   ========= =========  =========
Weighted average
number of
common shares
outstanding          1,515,000  1,500,000   1,515,000 1,500,000  1,515,000

Net loss per share    $      -   $     -     $      - $       -   $      -
                      ========   =======     ======== =========   ========



             See accompanying notes to financial statements.

                                 eCLIC, Inc.
                       (A Development Stage Company)

                            Statement of Cash Flows
               For the Six Months Ending June 30, 2000 and 1999
         and For the Period March 1, 1999 (Inception) to June 30, 2000



STATEMENT OF CASH FLOWS
                                                   Unaudited        Audited
                                               -------------------------------
                                                                 March 1, 1999
                                                                (Inception) to
                                         June 30,      June 30,     June 30,
                                          2000          1999          2000
                                         -------------------------------------

Cash flows from operating activities
Net loss                                 $ (7,707)    $ (10,402)  $  (29,197)

Adjustments to reconcile net
income to net cash used
by operating activities:

Depreciation expense                        1,299           433        3,033
Net cash used by
   operating activities                    (6,408)       (9,969)     (26,164)
                                         ------------------------------------
Cash flows from investing activities

Development of website                          -       (10,000)     (13,000)

Net cash provided (used)
by investing activities                         -       (10,000)     (13,000)
                                         ------------------------------------
Cash flows from financing activities
Issuance of common stock                   30,000        51,853       81,853
                                         ------------------------------------
Net cash provided by
   financing activities                    30,000        51,853       81,853
                                         ------------------------------------
Net (decrease) increase in cash            23,592        31,884       42,689
                                         ====================================
Cash - beginning                           19,097             -            -

Cash - ending                            $ 42,689      $ 31,884    $  42,689
                                         ====================================
Supplemental disclosures:
   Interest paid                         $      -      $      -    $      -
   Income taxes paid                     $      -      $      -    $      -



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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. Web development costs are capitalized and amortized over a period of 60 months.

7. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

8. The Company has adopted December 31 as its fiscal year end.
Note 3 - Income taxes
eCLIC, Inc.
(A Development Stage Company)
Footnotes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the year ended June 30, 2000, due to the net loss and no state income tax in Nevada.

Note 4 - Stockholders' equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On March 1, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock to its directors for cash in the amount of $1,000.

On April 5, 1999, the Company completed a Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of its common stock to approximately 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. The offering raised a total of $51,854, of which $500 is common stock and $50,354 is additional paid-in capital.

On May 4, 2000, the Company sold 15,000 shares of its $0.001 par value common stock in a Regulation D, Rule 506 of the Securities Act of 1933, as amended, private placement offering to one investor. The offering raised a total of $30,000, of which $15 is common stock and $29,985 is additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not commenced its planned principal operations and it intends to sell additional shares of its authorized common or preferred stock if capital is needed. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of June 30, 2000, the Company had an accumulated deficit of $29,197 dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses for the period ended June 30, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the Second Quarter ended June 30, 2000, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next two Quarters.

In its most recent three month operating period ended June 30, 2000, the Company did not generate any revenues; and, the Company incurred operating expenses of $5,461, for a net loss of approximately $5,461 and a positive cash flow $23,593 for the Second Quarter, primarily due to new financing. During the Second Quarter, the Company continued to seek and identify suppliers for its website. The majority of the Company's expenses for the Quarter included administrative fees.

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

On May 4, 2000, the Company sold 15,000 shares of its $0.001 par value common stock in a Regulation D, Rule 506 of the Securities Act of 1933, as amended, private placement offering to one investor. The offering raised a total of $30,000, of which $15 is common stock and $29,985 is additional paid-in capital.

The Company is a development stage Internet e-Commerce company with a principal business objective to sell and market health related products or products which offer the Company potential revenues, and generate advertising revenues from other vendors who sell and market products through the World Wide Internet.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through June 30, 2000. The Company does not plan to hire any additional employees until it can become an profitable entity. (See employment agreements in 10-SB12G).

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2000, no matters were submitted to the Company's security holders.

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


Dated:  August 11, 2000

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President and Chief Executive Officer