Form 10QSB
period 2000-09-30
ECLIC INC/NV
filed 2000-11-09
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2000
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of September 30, 2000. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2000.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  16


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
eCLIC, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of eCLIC, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2000 and the related statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and for the period March 1, 1999 (Inception) to September 30, 2000, and statements of cash flows for the nine-month periods ending September 30, 2000 and 1999 and for the period March 1, 1999 (Inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

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

/s/ G. Brad Beckstead, CPA
--------------------------
    G. Brad Beckstead

November 6, 2000
Nevada License #2701
                            eCLIC, Inc.
                    (A Development Stage Company)
                            Balance Sheet



BALANCE SHEET
                                          (unaudited)
                                           Sept 30,        December 31,
                                           2000            1999
                                           -----------     ------------
Assets
Current assets:
   Cash                                    $   40,494      $   19,097
                                           ----------      ----------
   Total current assets                        40,494          19,097
                                            ----------      ----------
Fixed assets:
   Website development costs                   13,000          13,000
   Less accumulated depreciation               (4,333)         (1,733)
                                           ----------      ----------
   Total fixed assets                           8,667          11,267

Total Assets                               $   49,161      $   30,364
                                           ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities                        $       -       $        -

Long-term liabilities                              -                -

   Total liabilities                               -                -

Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized,
zero shares issued
and outstanding                                     -               -

Common stock, $0.001 par value,
20,000,000 shares authorized,
1,515,000 shares issued
and outstanding                                 1,515           1,500

Additional paid-in capital                     80,338          50,354

Deficit accumulated during
   development stage                          (32,692)        (21,490)
                                           ----------      ----------
Total stockholders' equity                     49,161          30,364
                                           ----------      ----------
Total Liabilities and Stockholders' Equity  $  49,161      $   30,364
                                           ==========      ==========


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                                  eCLIC, Inc.
                       (A Development Stage Company)

                           Statement of Operations
                                 (unaudited)

STATEMENT OF OPERATIONS

                                                                  March 1,
                         Three mos ending       Nine mos ending    1999
                              Sept 30              Sept 30       (Inception)
                           2000        1999     2000     1999    Sept 30, 2000
                         ------------------------------------------------------
Revenue                 $     -   $    675     $     -   $    675   $       775
                        --------  --------     -------   --------   -----------
Expenses:

Depreciation
   and amortization       1,300         18       1,300          42        4,333

General administrative
   expenses               2,111      7,917       8,603      27,669       25,484

Research and development
   expense                    -          -           -           -        3,650
                        --------  --------     -------    --------  -----------
Total expenses            3,411      7,935       9,903      27,711       33,467
                         -------  --------     -------    --------  -----------
Net (loss) income      $ (3,411)  $ (7,935)   $ (9,903)  $ (27,036)  $ (32,692)
                       =========  =========   =========  ==========  ==========
Weighted average
number of
common shares
outstanding           1,515,000   1,500,000   1,515,000   1,428,571   1,515,000
                      =========   =========   =========   =========   =========

Net loss per share    $    0.00   $    0.00   $   (0.01)  $   (0.02)  $  (0.02)
                      =========   =========   =========   =========   =========



   The Accompanying Notes are an Intregal Part of These Financial Statements.

                                 eCLIC, Inc.
                       (A Development Stage Company)

                            Statement of Cash Flows
               For the Nine Months Ending September 30, 2000 and 1999
         and For the Period March 1, 1999 (Inception) to September 30, 2000



STATEMENT OF CASH FLOWS

                                          Nine Months Ending   March 1, 1999
                                          ------------------   (Inception) to
                                         Sept 30,      Sept 30,     Sept 30,
                                          2000          1999          2000
                                         ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $ (9,903)    $ (27,036)  $ (32,692)

Adjustments to reconcile net
income to net cash used
by operating activities:

Depreciation expense                        1,300            42       4,333
Increase in organizational costs                -          (360)
                                         --------     ---------   ----------
Net cash used by
   operating activities                    (8,603)      (27,354)    (28,350)
                                         --------     ---------   ----------
Cash flows from investing activities

Development of website                          -             -     (13,000)
                                         --------     ---------   ----------
Net cash provided (used)
by investing activities                         -             -     (13,000)
                                         --------     ---------   ----------
Cash flows from financing activities
Issuance of common stock                   30,000        52,000      81,853
                                         --------     ---------   ----------
Net cash provided by
   financing activities                    30,000        52,000      81,853
                                         --------     ---------   ----------
Net (decrease) increase in cash            21,397        24,646      40,494
Cash - beginning                           19,097             -           -
                                         --------     ---------   ----------
Cash - ending                            $ 40,494      $ 24,646   $  40,494
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                                 eCLIC, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2000.

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


Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109
                                  eCLIC, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


(SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the year ended September 30, 2000, due to the net loss and no state income tax in Nevada.

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

On May 4, 2000, the Company sold 15,000 shares of its $0.001 par value common stock in a Regulation D, Rule 506 of the Securities Act of 1933, as amended, private placement offering to one investor. The offering raised $30,000, of which $15 is common stock and $29,985 is additional paid-in capital.

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

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such
                                  eCLIC, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 6 - Related party transactions (continued)

persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of September 30, 2000, the Company had an accumulated deficit of $32,692 dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses for the period ended September 30, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the Third Quarter ended September 30, 2000, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended September 30, 2000, the Company did not generate any revenues; and, the Company incurred operating expenses of $2,111, depreciation and amortization of $1,300, for a net loss of approximately $3,411 and a negative cash flow $2,111 for the Third Quarter. During the Third Quarter, the Company continued to seek and identify suppliers for its website. The majority of the Company's expenses for the Quarter included administrative fees.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through September 30, 2000. The Company does not plan to hire any additional employees until it can become an profitable entity. (See employment agreements in 10-SB12G).

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eClic, Inc.
                                             ------------
                                            (Registrant)


Dated:  November 7, 2000

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President and Chief Executive Officer