Form 10KSB
period 2000-12-31
ECLIC INC/NV
filed 2001-02-27
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's stock is not trading on any stock exchange.

     As of December 31, 2000, the issuer had 1,515,000 shares of common stock outstanding and no preferred stock outstanding.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

eClic, Inc., an Internet company, hereinafter referred to as "eClic, Inc." or the " Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on March 1, 1999.

The Company is a development stage Internet company with a proposed principal business objective to sell and market health related products or products which offer the Company potential revenues, and generate advertising revenues from other vendors who sell and market products through the World Wide Internet.

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

On March 16, 1999, founding shareholder purchased 1,000,000 shares of the company's authorized but unissued treasury stock for cash. Additionally, the Company sold Fifty Thousand Dollars ($50,000) or Five Hundred Thousand (500,000) shares of the Common Stock of the Company during the Offering to approximately forty (40) shareholders. The offering was closed April 5,
1999.    On May 4, 2000, the Company sold 15,000 shares of its $0.001 par value common stock in a Regulation D, Rule 506 of the Securities Act of 1933, as amended, private placement offering to one investor. As of December 31, 2000 the Company has one million five hundred fifteen thousand shares (1,515,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately forty-two (42) shareholders, including the founding shareholder, of record. The Company is an Internet e-Commerce company, which plans to market health care products over the Internet, through its Web site, http://www.eClic.com.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

The Company plans to seek outside suppliers who would be willing to allow eClic.com to merchandise, market and sell their products through the Company's planned Internet Web site, for a nominal fee. These suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. The company plans to focus, but not limit itself to health care products. There are a number of personal care products where consumers might prefer the ease, convenience and privacy of ordering these products through the Internet. Additionally, the Company plans to seek advertisers, to advertise their product(s) on the Company's Web site.

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

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 2000, the Company had an accumulated deficit of thirty-four thousand eight hundred one
($34,801) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

(f) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control.  See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

In particular, in order to accelerate the promotion of eClic.com., the Company intends to market its Web site, once it is operational. The Company believes that it may experience seasonality in its business, with use of the Internet and eClic.com being somewhat lower during the summer vacation and year-end holiday periods. Advertising impressions (and therefore revenues) may be expected to decline accordingly in those periods. Additionally, seasonality may affect significantly any potential advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods.

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

(g)  Risk Of Capacity Constraints And Systems Failures

A key element of the Company's strategy is to generate a volume of user traffic to its future Web site. The Company's ability to attract customers and to achieve market acceptance of its products depends significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's Web site and, if sustained or repeated, could reduce the attractiveness of the Company's products. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of the number of impressions that are owed to advertisers and thus the Company's advertising revenues. In addition, as the number of Web pages on and users of eClic.com increase, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures,
including failures unrelated to the Company's systems.   Any disruption in
Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services. The Company's operations are dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in the interruption, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially and adversely affected.

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

2)  Distribution Methods of the Products and Services

The Company will be significantly dependent on a number of third-party relationships to supply product(s), to ship product(s), and increase traffic to eClic.com, if its website can become operational. The Company will be generally dependent on other Web site operators that provide links to eClic.com.

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

5)  Raw Materials and Suppliers

The Company is a planned Internet e-Commerce business, and thus does not use any raw materials or have any principal suppliers of raw materials.

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

13)  The Industry & Potential Effect on the Company's Plan of Operations

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 8555 W. Sahara, Suite 130, Las Vegas, NV 89117, Phone: 888-971-1336. This space is provided by one of the Directors of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, eClic, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against eClic, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's annual shareholder meeting held on December, 18, 2000, the shareholders elected two board of directors to serve a one-year term, until the next annual shareholders' meetings and they ratified the appointment of the Company's accountant, G. Brad Beckstead, CPA.

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2000 was approximately forty-two (42).

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

As of December 31, 2000, the Company has 1,515,000 shares of common stock issued and outstanding held by approximately 42 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

We will continue to devote the major portion of our resources to the development of an interactive website.

Additionally, the Company is accessing what to do with its website, and the future of its business, based on the high number of dot.com companies which have been struggling to succeed during calendar year 2000.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, without limitation, the lack of broad acceptance of the company's products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce based revenues from Internet customers, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic to its proposed Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not its business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its future Web site. As of December 31, 2000, the Company had an accumulated deficit of ($34,801) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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


(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has generated $775 in revenues. This was entirely from a test program, which was later abandoned. The Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 2000, the Company experienced net losses $13,311. The bulk of these expenses ($10,714) were for general and administrative costs, accounting purposes, and filing fees and the remaining expenses ($2,597) was depreciation and amortization. The Company does not have any material commitments for capital expenditures. eClic had originally planned to sell and market prescription mediations through its website; however, new government regulations have prohibited selling these products through websites. The Company is now in the process of developing a new market strategy.

(iii) Liquidity and Capital Resources
-------------------------------------

On April 5, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company to 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. On May 4, 2000, the Company sold 15,000 shares of its $0.001 par value common stock in a Regulation D, Rule 506 of the Securities Act of 1933, as amended, private placement offering to one investor. As of December 31, 2000, the Company has 1,515,000 shares of common stock issued and outstanding held by approximately 42 shareholders of record.

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

                                Balance Sheet
                                   as of
                        December 31, 2000 and 1999

                            Statements of Income,
                          Stockholders' Equity, and
                                  Cash Flows
                                for the period
                    March 1, 1999 (Date of Inception) to
                              December 31, 2000

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


February 20, 2001

Board of Directors
ECLIC, Inc.
Las Vegas, NV

I have audited the Balance Sheet of eCLIC, Inc. (a Nevada corporation) (a Development Stage Company), as of December 31, 2000 and 1999, and the related Statements of Income, Changes in Stockholder's Equity, and Cash Flows for the period March 1, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCLIC, Inc., (A Development Stage Company), as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from March 1, 1999 (Date of Inception) to December 31, 2000 in conformity with generally accepted accounting principles.

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


/s/ G. Brad Beckstead, CPA
---------------------------
G. BRAD BECKSTEAD
                                   eCLIC, Inc.
                         (a Development Stage Company)

                                  Balance Sheet


BALANCE SHEET

                                                 December 31,    December 31,
                                                     2000           1999
                                                 ------------    ------------
Assets
Current assets:
  Cash                                           $38,383          $19,097
                                                  ------           ------
     Total current assets                         38,383           19,097
                                                  ------           ------

Fixed assets:
  Web development costs, net                      13,000           13,000
  Less accumulated depreciation                   (4,332)         (1,733)
                                                  ------          -------
                                                   8,669           11,267
                                                  ------          -------
Total Assets                                     $47,052          $30,364
                                                 =======          =======

Liabilities and Stockholders' Equity

Preferred stock, $0.001 par value,
     5,000,000 shares authorized; zero
     shares issued and outstanding

Common stock, $0.001 par value,
   20,000,000 shares authorized; 1,515,000
   and 1,500,000 shares issued and
   outstanding at 12/31/00 and 12/31/99
   respectively                                    1,515            1,500

Additional paid-in capital                        89,338           50,354

Deficit accumulated during development stage     (34,801)         (21,490)
                                                  ------          -------
      Total Stockholders' Equity                  47,052           30,364
                                                  ------          -------
Total Liabilities and Stockholders' Equity       $47,052          $30,364
                                                 =======          =======



The accompanying notes are an Intregal Part of These Financial Statements.

                                  eCLIC, Inc.
                       (a Development Stage Company)

                           Statement of Operations


INCOME STATEMENT

                                                            March 1, 1999
                                         December 31       (Inception) to
                                    ---------------------    December 31
                                       2000        1999          2000
                                    ---------    --------   -------------
Revenue                             $     -      $     775    $     775
                                    -------      ---------    ---------
Expenses:
  Depreciation and amortization        2,597         1,733        4,330
  General administrative expenses     10,714        16,882       27,596
  Research and development expense         -         3,650        3,650
                                    -------      ---------    ---------
    Total expenses                    13,311        22,265       35,576
                                    -------      ---------    ---------
Net (loss) income                   $(13,311)     $(21,490)    $(34,801)
                                    =========     =========    =========

Weighted average number of
common shares outstanding          1,515,000      1,500,000    1,515,000
                                    =========     =========    =========
Loss per share                      $  (.01)       $  (.01)     $ (0.02)
                                    =========     =========    =========

The accompanying notes are an Intregal Part of These Financial Statements.

                                   eCLIC, Inc.
                         (a Development Stage Company)

                 Statement of Changes in Stockholders' Equity
            March 1, 1999 (Date of Inception) to December 31, 2000


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Deficit
                                                     Accumulated
                  Common Stock    Additional         During       Total
                                  paid-in   Treasury Development Stockholder's
                  Shares  Amount  capital   Stock    Stage        Equity
                  ------------------------------------------------------------

December 1999
  Founders shares
  issued for
  cash           1,000,000   $ 1,000  $         $       $            $ 1,000

December 1999
  Shares issued
  pursuant to
  Reg. D, 504
  offering         500,000      500     50,354                        50,854

Net loss,
  March 1, 1999
  (inception) to
  Dec 31, 1999                                         (21,490)      (21,490)
                  -----------------------------------------------------------
Balance as
  of December 31,
  1999            1,500,000    1,500     50,354        (21,490)       30,364

May 2000
  Shares issued
  Pursuant to
  Reg. D, 504
  Offering           15,000       15     29,985                       30,000

Net loss
  Jan 1, 2000
  To Dec. 31,
  2000                                                 (13,312)      (13,312)
                  -----------------------------------------------------------

Balance as of
  Dec. 31, 2000   1,515,000  $  1,515  $ 80,339        $ (34802)   $  47,052
                  ===========================================================


The accompanying notes are an Intregal Part of These Financial Statements.

                                     eCLIC, Inc.
                         (a Development Stage Company)

                             Statement of Cash Flows


STATEMENT OF CASH FLOWS


                                                            March 1, 1999
                                         December 31       (Inception) to
                                    ---------------------   December 31
                                       2000        1999          2000
                                    ---------    --------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                            $   (13,311) $  (21,490)  $  (34,801)
Adjustments to reconcile net income
   to net cash used by operating
   activities:

   Depreciation and amortization          2,597       1,733        4,330
                                    -----------    ---------   -----------
Net cash used by operating
   activities                          (10,714)     (19,757)      (30,471)
                                    -----------    ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Development of website                     -       (13,000)     (13,000)
                                    -----------     ---------   -----------
Net cash provided (used) by                  -       (13,000)     (13,000)
investing activities:               -----------     ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of capital stock            30,000        51,854       81,854
                                    -----------    ---------   -----------
Net cash provided by
   financing activities                 30,000        51,854       81,854
                                    -----------    ---------   -----------
Net (decrease) increase in cash         19,286        19,097       38,383
                                    -----------    ---------   -----------
Cash - beginning                        19,097             -            -
Cash - ending                        $  38,383     $  19,097    $  38,383
                                    ==========     =========    =========

Supplemental disclosures

   Interest paid                     $       -     $       -    $       -
                                     =========     =========    =========
   Income taxes paid                 $       -     $       -    $       -
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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 2000.

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


Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109
(SFAS #109)
                                eCLIC, Inc.
                        (a Development Stage Company)
                                 Footnotes



"Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

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

                                eCLIC, Inc.
                        (a Development Stage Company)
                                 Footnotes

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of eClic, Inc.


Name                         Age              Position
--------                    ------           ----------
Justine M. Daniels           32              President, CEO
                                             Chief Financial Officer and
                                             Director

Skyelan Rose                 41              Secretary and Director



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

Skyelan Rose, Corporate Secretary and Director for eClic, Inc. She is a single female, born in North Island, California. She attended University of Utah and University of California, Berkeley. She has eight years experience in marketing and sales with the hotel industry. She spent two of those eight years as Director of Marketing/Sales for Holiday Inn, Arizona Region. She is currently an Event Planner for the Arizona Room of America OnLine. She is former Corporate Secretary for Ionosphere, Inc., a publicly traded company listed on the OTC Bulletin Board. This was a consulting company engaged in the restaurant/nightclub business. She is a former Corporate Secretary for both Barrington Laboratories, Inc., a Nevada Corporation, and Boppers Holdings, Inc., a Nevada Corporation. She has developed a number of Web sites for other companies, and has experience with various computer applications. This will be her first endeavor in setting up an e-Commerce company and a Web site for company where she serves as an Officer and Director.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2000. eClic, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2000. The Company does have employment agreements in place with each of its officer.


Name                            Position        Annual Compensation
----------------------------    ---------       -------------------
Justine M. Daniels              President            $ 0

Skyelan Rose                    Secretary            $ 0



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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

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

(10)     Material Contracts

  10.1   Employment Agreement with J. M. Daniels(1)

  10.2   Employment Agreement with Skyelan Rose(1)

(23)     CONSENT OF EXPERTS AND COUNSEL

  23.1  Letter of Consent from David Coffey, CPA(1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (1)


----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on May 24, 1999, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 20, 2000 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 23, 2001                  eClic, Inc.

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

Date:  February 23, 2001                  eClic, Inc.

                                     By:  /s/ Skyelan Rose
                                          -----------------------
                                          Skyelan Rose
                                          Secretary