Form 10QSB
period 2001-03-31
ECLIC INC/NV
filed 2001-04-30
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of March 31, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2001.


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


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of eClic, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period March 1, 1999 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period March 1, 1999 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of eClic, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated February 20, 2001, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead
---------------------

April 25, 2001
                            eCLIC, Inc.
                    (A Development Stage Company)
                            Balance Sheet



BALANCE SHEET
                                          (unaudited)
                                           March 31,       December 31,
                                             2001            2000
                                           -----------     ------------
Assets
Current assets:
   Cash                                    $   35,132      $   38,383
                                           ----------      ----------
   Total current assets                        35,132          38,383
                                            ----------      ---------
   Website development costs, net               8,018           8,669
                                           ----------      ----------
Total Assets                               $   43,150      $   47,052
                                           ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities                        $       -       $        -

Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized,
zero shares issued
and outstanding                                     -               -

Common stock, $0.001 par value,
20,000,000 shares authorized,
1,515,000 shares issued
and outstanding                                 1,515           1,515

Additional paid-in capital                     80,338          80,338

Deficit accumulated during
   development stage                          (38,703)        (34,801)
                                           ----------      ----------
Total stockholders' equity                     43,150          47,052
                                           ----------      ----------
Total Liabilities and Stockholders' Equity  $  43,150      $   47,052
                                           ==========      ==========


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                                  eCLIC, Inc.
                       (A Development Stage Company)

                           Statement of Operations
                                 (unaudited)

STATEMENT OF OPERATIONS


                                          Three Months Ending   March 1, 1999
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Revenue                                  $     -      $     -     $       -
                                         --------     --------    ----------
Expenses:
  Amortization expense                       650            -         4,980
  Research and development                     -            -         3,650
  General administrative expenses          3,252        2,075        30,073
                                         --------     --------    ----------
Total expenses                             3,902        2,075        38,703
                                         --------     --------    ----------
Net (loss)                               $(3,902)     $(2,075)    $ (38,703)
                                         ========     ========    ==========
Weighted average
number of
common shares
outstanding                             1,515,000    1,500,000    1,515,000
                                        =========    =========    ==========

Net loss per share                      $   (0.00)   $   (0.00)   $   (0.03)
                                        =========    =========    ==========


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                                 eCLIC, Inc.
                       (A Development Stage Company)

                            Statement of Cash Flows
               For the Nine Months Ending March 31, 2001 and 1999
         and For the Period March 1, 1999 (Inception) to March 31, 2001



STATEMENT OF CASH FLOWS

                                          Three Months Ending   March 1, 1999
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $ (3,902)    $  (2,075)  $ (38,703)

Amortization expense                          651             -       4,981
                                         --------     ---------   ----------
Net cash used by
   operating activities                    (3,251)       (2,075)    (33,722)
                                         --------     ---------   ----------
Cash flows from investing activities

Development of website                          -             -     (13,000)
                                         --------     ---------   ----------
Net cash used
by investing activities                         -             -     (13,000)
                                         --------     ---------   ----------
Cash flows from financing activities
Issuance of common stock                        -             -      81,854
                                         --------     ---------   ---------
Net cash provided by
   financing activities                         -             -      81,854
                                         --------     ---------   ---------
Net (decrease) increase in cash            (3,251)       (2,075)     35,132
Cash - beginning                           38,383        19,097           -
                                         --------     ---------   ---------
Cash - ending                            $ 35,132      $ 17,022   $  35,132
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

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

                                eCLIC, Inc.
                    (a Development Stage Company)
                                   Notes

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the year ended March 31, 2001, due to the net loss and no state income tax in Nevada.

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

                                eCLIC, Inc.
                    (a Development Stage Company)
                                   Notes

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The original business of eClic, Inc. (eClic.com) was to market and sell health care products through an Internet Web Site. The Company planned to seek outside suppliers who would be willing to allow eClic.com to merchandise, market and sell their products through the Company's Internet Web site, for a nominal fee. The Company hoped to identify suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. Additionally, the Company planned to seek advertisers to advertise their product(s) on the Company's Web site. Although the Company's original business objective has not been completely abandoned, due to the struggle of Internet companies in the past year, the Company is currently assessing various options and strategies to become a profitable corporation.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Based on adverse market conditions and the failure of many Internet "dot.com" companies, eClic has reconsidered its original business plan, and is currently developing other business strategies.

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, whether the Company's can develop a strategy to generate revenues on its Web site. As of March 31, 2001, the Company had an accumulated deficit of $38,703 dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of testing marketing concepts and developing a brand identity.
To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses for the period ended March 31, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the First Quarter ended March 31, 2001, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2001, the Company did not generate any revenues; and, the Company incurred a net loss of $3,902, this included amortization costs of $650, and general and administrative expenses of $3,252; and a negative cash flow $3,251 for the First Quarter. During the First Quarter, the Company continued to seek new strategies for its website. The majority of the Company's expenses for the Quarter included administrative fees. Since the Company's inception the Company has lost $33,722.

Plan of Operation

Management does believe that the Company will be able to generate some revenues during the coming year, management does not believe the company will generate any profit until sometime in Calendar Year 2001, as developmental and marketing costs will most likely exceed any anticipated revenues.

As stated earlier in this filing, the Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.

Liquidity and Capital Resources

On April 5, 1999, the Company completed a public offering of shares of Common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company to 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. On April 5, 1999, the Company has 1,500,000 shares of common stock issued and outstanding held by 41 shareholders of record.

On May 4, 2000, the Company sold 15,000 shares of its $0.001 par value common stock in a Regulation D, Rule 506 of the Securities Act of 1933, as amended, private placement offering to one investor. The offering raised a total of $30,000, of which $15 is common stock and $29,985 is additional paid-in capital.

The Company is a developmental stage company whose original principal business objective was to sell and market health related products or products which offer the Company potential revenues, and generate advertising revenues from other vendors who sell and market products through the World Wide Internet. Although the Company's original business objective has not been completely abandoned, due to the struggle of Internet companies in the past year, the Company is currently assessing various options and strategies to become a profitable corporation.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through March 31, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

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


Dated:  April 27, 2001

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President and Chief Executive Officer