Form 10QSB
period 2001-06-30
ECLIC INC/NV
filed 2001-07-25
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of June 30, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2001.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  14

Signatures......................................................  15


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2001, follow.

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


July 18, 2001

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of eClic, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the six-months ended June 30, 2001 and 2000 and for the period March 1, 1999 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period March 1, 1999 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA
                               eCLIC, Inc.
                       (a Development Stage Company)
                              Balance Sheet



BALANCE SHEET
                                          (unaudited)
                                           June 30,       December 31,
                                             2001            2000
                                           -----------     ------------
Assets
Current assets:
   Cash                                    $   32,343      $   38,383
                                           ----------      ----------
   Total current assets                        32,343          38,383
                                            ----------      ---------
   Website development costs, net               7,368           8,669
                                           ----------      ----------
Total Assets                               $   39,711      $   47,052
                                           ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities                        $       -       $        -
                                           ----------      ----------

Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized,
zero shares issued
and outstanding                                     -               -

Common stock, $0.001 par value,
20,000,000 shares authorized,
1,515,000 shares issued
and outstanding                                 1,515           1,515

Additional paid-in capital                     80,338          80,338

Deficit accumulated during
   development stage                          (42,142)        (34,801)
                                           ----------      ----------
Total stockholders' equity                     39,711          47,052
                                           ----------      ----------
Total Liabilities and Stockholders' Equity  $  39,711      $   47,052
                                           ==========      ==========


The accompanying Notes are an Integral part of these financial statements.

                                  eCLIC, Inc.
                       (a Development Stage Company)

                           Statement of Operations
                                 (unaudited)
        For the Three and Six Months Ending June 30, 2001 and 2000 and For the Period March 1, 1999 (Inception) to June 30, 2001




STATEMENT OF OPERATIONS

                       Three Months Ending  Six Months Ending    March 1, 1999
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $      -   $      -  $      -  $      -  $    775
                        --------   --------  --------  --------  --------
Expenses:
  Amortization expense       650      1,127     1,300     1,300     5,630
  Research and
     development               -          -         -         -     3,650
  General
     administrative
     expenses              2,789      4,334     6,041     6,407    33,637
                        --------   --------  --------  --------  --------
Total expenses          $  3,439   $  5,461  $  7,341  $  7,707  $ 42,917
                        --------   --------  --------  --------  --------
Net (loss)              $ (3,439)  $ (5,461) $ (7,341) $ (7,707) $(42,142)
                        =========  ========= ========= ========= =========
Weighted average
number of
common shares
outstanding             1,515,000  1,515,000 1,515,000 1,500,000 1,515,000
                        =========  ========= ========= ========= =========

Net loss per share      $  (0.00)  $  (0.00) $  (0.00) $  (0.01) $  (0.03)
                        =========  ========= ========= ========= =========


The accompanying Notes are an Integral part of these financial statements.

                                  eCLIC, Inc.
                        (a Development Stage Company)

                            Statement of Cash Flows
               For the Three and Six Months Ending June 30, 2001 and 2000 and For the Period March 1, 1999 (Inception) to June 30, 2001



STATEMENT OF CASH FLOWS

                                          Six Months Ending    March 1, 1999
                                                March 31,      (Inception) to
                                         --------------------     June 30,
                                          2001          2000        2001
                                         ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $ (7,341)    $  (7,707)  $ (42,142)

Amortization expense                        1,301         1,299       5,631
                                         --------     ---------   ----------
Net cash used by
   operating activities                    (6,040)       (6,408)    (36,511)
                                         --------     ---------   ----------
Cash flows from investing activities

Development of website                          -             -     (13,000)
                                         --------     ---------   ----------
Net cash used
by investing activities                         -             -     (13,000)
                                         --------     ---------   ----------
Cash flows from financing activities
Issuance of common stock                        -        30,000      81,854
                                         --------     ---------   ---------
Net cash provided by
   financing activities                         -        30,000      81,854
                                         --------     ---------   ---------
Net (decrease) increase in cash            (6,040)       23,592      32,343
Cash - beginning                           38,383        19,097           -
                                         --------     ---------   ---------
Cash - ending                            $ 32,343      $ 42,689   $  32,343
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========


The accompanying Notes are an Integral part of these financial statements.

                                 eCLIC, Inc.
                      (a Development Stage Company)
                                   Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $42,000 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               eCLIC, Inc.
                     (a Development Stage Company)
                                  Notes


Note 3 - Related party transactions

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, whether the Company's can develop a strategy to generate revenues on its Web site. As of June 30, 2001, the Company had an accumulated deficit of $42,142 dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of testing marketing concepts and developing a brand identity.
To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses for the period ended June 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the Second Quarter ended June 30, 2001, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent six month operating period ended June 30, 2001, the Company did not generate any revenues; and, the Company incurred a net loss of $7,341 as compared to net loss of $7,707 for the same period last year, this net loss included amortization costs of $1,300, and general and administrative expenses of $6,041; and, a negative cash flow $6,040 for the first six months of this fiscal year. During the Second Quarter, the Company continued to seek new strategies for its website. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $42,142.

Plan of Operation

Management does not believe that the Company will be able to generate revenues during the coming year, unless the company can define a better strategy to market products through its website. Management does not believe the company will generate any profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through June 30, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a) Articles of Incorporation of the Company filed March 15, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b) By-Laws of the Company adopted March 2, 1999.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the years ended December 31, 1999 and December 31, 2000. Incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarters ended September 30, 1999, March 31, 2000, June 30, 2000, September 30, 2000 and March 31, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eClic, Inc.
                                             ------------
                                            (Registrant)


Dated:  July 23, 2001

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President and Chief Executive Officer