Form 10QSB
period 2001-09-30
ECLIC INC/NV
filed 2001-10-29
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of September 30, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2001.


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


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow.

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


October 18, 2001

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of eClic, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the nine-months ended September 30, 2001 and 2000 and for the period March 1, 1999 (Inception) to September 30, 2001, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000 and for the period March 1, 1999 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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


/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA
                               eCLIC, Inc.
                       (a Development Stage Company)
                              Balance Sheet



BALANCE SHEET
                                          (unaudited)
                                           September 30,  December 31,
                                             2001            2000
                                           -----------     ------------
Assets
Current assets:
   Cash                                    $   30,343      $   38,383
                                           ----------      ----------
   Total current assets                        30,343          38,383
                                            ----------      ---------
   Website development costs, net               6,718           8,669
                                           ----------      ----------
Total Assets                               $   37,061      $   47,052
                                           ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities                        $       -       $        -
                                           ----------      ----------

Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized,
zero shares issued
and outstanding                                     -               -

Common stock, $0.001 par value,
20,000,000 shares authorized,
1,515,000 shares issued
and outstanding                                 1,515           1,515

Additional paid-in capital                     80,338          80,338

Deficit accumulated during
   development stage                          (44,792)        (34,801)
                                           ----------      ----------
Total stockholders' equity                     37,061          47,052
                                           ----------      ----------
Total Liabilities and Stockholders' Equity  $  37,061      $   47,052
                                           ==========      ==========


The accompanying Notes are an integral part of these financial statements.

                                  eCLIC, Inc.
                       (a Development Stage Company)

                           Statement of Operations
                                 (unaudited)
        For the Three and Nine Months Ending September 30, 2001 and 2000 and For the Period March 1, 1999 (Inception) to September 30, 2001




STATEMENT OF OPERATIONS

                       Three Months Ending  Nine Months Ending    March 1, 1999
                          September 30,        September 30,     (Inception) to
                       -------------------  ------------------    September 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $      -   $      -  $      -  $      -  $    775
                        --------   --------  --------  --------  --------
Expenses:
  Amortization expense       650      1,300     1,950     1,300     6,282
  Research and
     development               -          -         -         -     3,650
  General
     administrative
     expenses              2,000      2,111     8,041     8,603    35,635
                        --------   --------  --------  --------  --------
Total expenses             2,650      3,411     9,991     9,903    45,567
                        --------   --------  --------  --------  --------
Net (loss)              $ (2,650)  $ (3,411) $ (9,991) $ (9,903) $(44,792)
                        =========  ========= ========= ========= =========
Weighted average
number of
common shares
outstanding             1,515,000  1,500,000 1,515,000 1,500,000 1,515,000
                        =========  ========= ========= ========= =========

Net loss per share      $  (0.00)  $  (0.00) $  (0.01) $  (0.01) $  (0.03)
                        =========  ========= ========= ========= =========


The accompanying Notes are an integral part of these financial statements.

                                  eCLIC, Inc.
                        (a Development Stage Company)

                            Statement of Cash Flows
               For the Nine Months Ending September 30, 2001 and 2000
         and For the Period March 1, 1999 (Inception) to September 30, 2001



STATEMENT OF CASH FLOWS

                                          Nine Months Ending    March 1, 1999
                                             September 30,      (Inception) to
                                         --------------------    September 30,
                                          2001          2000        2001
                                         ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $ (9,991)    $  (9,903)  $ (44,792)

Amortization expense                        1,951         1,299       6,281
                                         --------     ---------   ----------
Net cash used by
   operating activities                    (8,040)       (8,604)    (38,511)
                                         --------     ---------   ----------
Cash flows from investing activities

Development of website                          -             -     (13,000)
                                         --------     ---------   ----------
Net cash used
by investing activities                         -             -     (13,000)
                                         --------     ---------   ----------
Cash flows from financing activities
Issuance of common stock                        -        30,000      81,854
                                         --------     ---------   ---------
Net cash provided by
   financing activities                         -        30,000      81,854
                                         --------     ---------   ---------
Net (decrease) increase in cash            (8,040)       21,396      30,343
Cash - beginning                           38,383        19,097           -
                                         --------     ---------   ---------
Cash - ending                            $ 30,343      $ 40,493   $  30,343
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $45,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, whether the Company's can develop a strategy to generate revenues on its Web site. As of September 30, 2001, the Company had an accumulated deficit of $44,792 dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of testing marketing concepts and developing a brand identity.
To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses for the period ended September 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the Third Quarter ended September 30, 2001, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent nine month operating period ended September 30, 2001, the Company did not generate any revenues; and, the Company incurred a net loss of $9,991 as compared to net loss of $9,903 for the same period last year, this net loss included amortization costs of $1950, and general and administrative expenses of $8,041; and, a negative cash flow $8,040 for the first nine months of this fiscal year. During the Third Quarter, the Company continued to seek new strategies for its website. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $44,792.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through September 30, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

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

               (b) Form 10-QSB for the Quarters ended September 30, 1999, March 31, 2000, June 30, 2000, September 30, 2000, March
               31, 2001 and June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

Reports on Form 8-K

None filed during the Quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eClic, Inc.
                                             ------------
                                            (Registrant)


Dated:  October 26, 2001

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President, Chief Executive Officer, and
Chief Financial Officer
                                        15