Form 10KSB
period 2001-12-31
ECLIC INC/NV
filed 2002-03-13
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-26181

                                   eClic, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                          86-0945116
-------------------------------                          -----------------
(State or other jurisdiction of                         (IRS Employer
incorporation  or  organization)                        Identification No.)

   8555 W. Sahara, Suite 130, Las Vegas, NV              89117
 ------------------------------------------------    -------------
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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
                                       1

     The Issuer's stock is not trading on any stock exchange.

     As of December 31, 2001, the issuer had 1,515,000 shares of common stock outstanding and no preferred stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................12
    Item 3.  Legal Proceedings.............................................12
    Item 4.  Submission of Matters to a Vote of Security Holders...........12

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................16
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................18

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................19
    Item 10. Executive Compensation........................................20
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................21
    Item 12. Certain Relationships and Related Transactions................22
    Item 13. Exhibits and Reports on Form 8-K..............................23

SIGNATURES   ..............................................................24



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

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

The original business of eClic, Inc. (eClic.com) was to market and sell health care products, specifically prescription drug products, through its Internet Web Site. The Company hoped to identify suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. Additionally, the Company planned to seek advertisers to advertise their product(s) on the Company's Web site. Since the inception of this business strategy, government regulations have limited the selling prescription medications through websites, as such, in order to stay compliant with government regulations, the Company abandoned it original business plan. The Company is now in the process of developing a new business strategy. The Company is currently assessing various options and strategies to become a profitable corporation.

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

(a)  Limited Operating History

The Company was first incorporated in the State of Nevada on March 1, 1999. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

The ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 2001, the Company had an accumulated deficit of forty-seven thousand four hundred forty-five ($47,445) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Developing New Business Strategies

The Company is currently assessing various options and strategies to become a profitable corporation. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of Justine M. Daniels, the Company's President. In analyzing prospective businesses opportunities, Justine Daniels will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based
On a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

(d)  Evaluating a Business Combination

The Company has not yet determined if it plans to seek or identify a business combination with a private entity whose business presents an opportunity for Company shareholders. Before this decision can be made the Company's management needs to review and evaluate business ventures for possible mergers or acquisitions. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

(e)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

(f)  Operation of Business After Acquisition

If management decides to pursue a merger or acquisition, the Company will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

(g)  Risks Associated with Acquisitions

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

(h)  Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

(i)  Risks Associated With New Services, Features and Functions

As the Company develops its new business strategies, there can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation. Expansion of the Company's operations in this manner would also require significant additional expenses and development, Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(j) Potential Fluctuations in Operating Results; Quarterly Fluctuations

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

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.



2) Status of Any Announced New Product or Service

The Company does not have any announced new product or service. If the Company can find a supplier to market their products through the Company's Internet site, then these would be considered new products marketed by the company. The Company, however, has yet to announce any new products and has not announced any other recent additions or services.


3) Customers

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers. The Company intends to make a commitment to the creation and maintenance of brand loyalty.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to eClic will conduct transactions with eClic on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its former Web site and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

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

5)  Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it defines its business strategies. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.


6) Research and Development Activities

The Company needs to develop and identify products that achieve market acceptance by its users. There can be no that eClic, will be able to identify such products or achieve market acceptance. Accordingly, no assurance can be given that the Company's future business model will be successful or that it can sustain revenue growth or be profitable. The market for Internet products has been very difficult, as many "dot.com" companies have ceased operations. Therefore, if the Company develops a product line which does not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

There can be no assurances the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

7)  Employees

The Company currently has two (2) employees: one President, and one
Secretary.   The Company has no intention at this time to add employees.

(i) The Company's performance is substantially dependent on the performance of its president, Justine Daniels. In particular, the Company's success depends on her ability to develop a business strategy which will be successful for the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's annual shareholder meeting held on December, 19, 2001, the shareholders elected two board of directors to serve a one-year term, until the next annual shareholders' meetings and they ratified the appointment of the Company's accountant, G. Brad Beckstead, CPA.

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2001 was approximately forty-two (42).

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

As of December 31, 2001, the Company has 1,515,000 shares of common stock issued and outstanding held by approximately 42 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

We will continue to devote the major portion of our resources to the development of a business strategy which will benefit the Company.

Additionally, the Company is accessing what to do with its website, and the future of its business, based on the high number of "dot.com" companies which have been struggling to succeed during calendar year 2001.

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

The Company has not successfully achieved its business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute a new business strategy. As of December 31, 2001, the Company had an accumulated deficit of ($47,445) dollars. The Company expects that its operating expenses will increase as it develops a new business strategy, especially in the areas of sales and marketing, and brand promotion.

Thus, the Company will need to generate revenues to achieve profitability.
To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has generated $775 in revenues. This was entirely from a test program, which was later abandoned. The Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 2001, the Company experienced net losses $12,645. The bulk of these expenses ($10,041) were for general and administrative costs, primarily accounting fees and filing fees, the remaining expenses ($2,604) was amortization expense. The Company does not have any material commitments for capital expenditures. eClic had originally planned to sell and market prescription mediations through its website; however, new government regulations have prohibited selling these products through websites. The Company is now in the process of developing a new market strategy.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through December 31, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

                                Balance Sheet
                                   as of
                        December 31, 2001 and 200

                            Statements of Income,
                          Stockholders' Equity, and
                                  Cash Flows
                                for the period
                    March 1, 1999 (Date of Inception) to
                              December 31, 2001

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

Footnotes                                                          F-6-10


              See accompanying notes to financial statements.

G. BRAD BECKSTEAD
CERTIFIED PUBLIC ACCOUNTANT
                                                            330 E. Warm Springs
                                                            Las Vegas, NV 89119
                                                                   702.257.1984
                                                               702.362.0540 fax

                         INDEPENDENT AUDITOR'S REPORT


March 6, 2002

Board of Directors
eClic, Inc.
Las Vegas, NV

I have audited the Balance Sheets of eClic, Inc. (a Nevada corporation) (a Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Income, Changes in Stockholder's Equity, and Cash Flows for the period March 1, 1999 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCLIC, Inc., (A Development Stage Company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the period from March 1, 1999 (Date of
Inception) to December 31, 2001 in conformity with generally accepted accounting principles.

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


/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA
                                 eClic, Inc.
                       (a Development Stage Company)
                                Balance Sheet



BALANCE SHEET

                                          December 31,       December 31,
                                             2001             2000
                                          ------------     ------------
Assets
Current assets:
   Cash                                    $   28,343      $   38,383
                                           ----------      ----------
   Total current assets                        28,343          38,383
                                            ----------      ---------

Fixed assets:
   Website development costs, net               6,064           8,669
                                           ----------      ----------
                                                6,064           8,669
                                           ----------      ----------
Total Assets                               $   34,408      $   47,052
                                           ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities                        $       -       $        -

Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized,
zero shares issued
and outstanding                                     -               -

Common stock, $0.001 par value,
20,000,000 shares authorized,
1,515,000 shares issued
and outstanding at
12/31/ and 12/31/00 respectively                1,515           1,515

Additional paid-in capital                     80,338          80,338

(Deficit) accumulated during
   development stage                          (47,445)        (34,801)
                                           ----------      ----------
Total stockholders' equity                     34,408          47,052
                                           ----------      ----------
Total Liabilities and Stockholders' Equity  $  34,408      $   47,052
                                           ==========      ==========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                   eCLIC, Inc.
                        (a Development Stage Company)
                            Statement of Operations



STATEMENT OF OPERATIONS


                                                               March 1, 1999
                                              December 31,     (Inception) to
                                         --------------------    December 31,
                                          2001          2000         2001
                                        ---------    ---------   ------------
Revenue                                 $      -     $      -    $      776
                                        ---------    --------    ----------
Expenses:
  Amortization expense                     2,604        2,597         6,936
  General administrative expenses         10,041       10,715        37,635
  Research and development                     -            -         3,650
                                        ---------    ---------   ----------
Total expenses                            12,645       13,312        48,221
                                        ---------    ---------   ----------
Net (loss)                              $(12,645)    $(13,312)   $  (47,445)
                                        =========    =========   ===========
Weighted average
number of
common shares
outstanding                             1,515,000    1,515,000    1,515,000
                                        =========    =========    ==========

Net loss per share                      $  (0.01)    $  (0.01)    $   (0.03)
                                        =========    =========    ==========


   The Accompanying Notes are an Integral Part of These Financial Statements.

                                   eCLIC, Inc.
                         (a Development Stage Company)

                 Statement of Changes in Stockholders' Equity
            March 1, 1999 (Date of Inception) to December 31, 2001


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Deficit
                                                     Accumulated
                  Common Stock    Additional         During       Total
                                  paid-in   Treasury Development Stockholder's
                  Shares  Amount  capital   Stock    Stage        Equity
                  ------------------------------------------------------------

December 1999
  Founders shares
  issued for
  cash           1,000,000   $ 1,000  $         $       $            $ 1,000

December 1999
  Shares issued
  pursuant to
  Reg. D, 504
  offering         500,000      500     50,354                        50,853

Net loss,
  March 1, 1999
  (inception) to
  Dec 31, 1999                                         (21,488)      (21,488)
                  -----------------------------------------------------------
Balance
  December 31,
  1999            1,500,000    1,500     50,353        (21,488)       30,365

May 2000
  Shares issued
  Pursuant to
  Reg. D, 504
  Offering           15,000       15     29,985                       30,000

Net (loss)
  Year ended
  December 31, 2000                                    (13,312)      (13,312)
                  -----------------------------------------------------------

Balance,
  Dec. 31, 2000   1,515,000  $  1,515  $ 80,338       $(34,800)    $  47,053

Net (loss)
  Year ended
  December 31, 2001                                    (12,645)      (12,645)
                  -----------------------------------------------------------

Balance,
  Dec. 31, 2001   1,515,000  $  1,515  $ 80,338       $(47,445)    $  34,408
                  ===========================================================


The accompanying notes are an Integral Part of These Financial Statements.

                                 eCLIC, Inc.
                       (a Development Stage Company)
                            Statement of Cash Flows


STATEMENT OF CASH FLOWS

                                                               March 1, 1999
                                              December 31,     (Inception) to
                                         --------------------    December 31,
                                          2001          2000         2001
                                        ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $(12,645)    $ (13,312)  $ (47,445)
Adjustments to reconcile net (loss)
   to net cash (used) by operating
   activities:
Amortization                                2,604         2,597       6,936
Rounding                                        1             1          (1)
                                         --------     ---------   ----------
Net cash used by
   operating activities                   (10,040)      (10,714)    (40,510)
                                         --------     ---------   ----------
Cash flows from investing activities

Development of website                          -             -     (13,000)
                                         --------     ---------   ----------
Net cash used
by investing activities                         -             -     (13,000)
                                         --------     ---------   ----------
Cash flows from financing activities
Issuance of common stock                        -        30,000      81,853
                                         --------     ---------   ---------
Net cash provided by
   financing activities                         -        30,000      81,853
                                         --------     ---------   ---------
Net (decrease) increase in cash           (10,040)       19,286      28,343
Cash - beginning                           38,383        19,097           -
                                         --------     ---------   ---------
Cash - ending                            $ 28,343      $ 38,383   $  28,343
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                  ECLIC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization
------------

The Company was organized March 1, 1999 (Date of Inception) under the laws of the State of Nevada, as eClic, Inc.

The Company has been dormant and has had limited operations since its inception, and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
---------

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

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                                  ECLIC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001 and 2000.

Advertising Costs
-----------------

The  Company expenses all costs of advertising  as  incurred.   There  were  no
advertising costs included in selling, general and administrative expenses for the periods ended December 31, 2001 and 2000.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001 and 2000.

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                                  ECLIC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes
------------

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging
Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

                                  ECLIC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any significant revenues. In order to obtain the necessary capital, the Company intends to raise funds via an offering of its securites registered with the US Securities and Exchange Commission. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $47,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $16,000 has been fully reserved at December 31, 2001.

                                  ECLIC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On March 1, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock to its directors for cash in the amount of $1,000.

On April 5, 1999, the Company completed a Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of its common stock to approximately 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. The offering raised cash totaling $51,854.

On May 4, 2000, the Company sold 15,000 shares of its $0.001 par value common stock in a Regulation D, Rule 506 of the Securities Act of 1933, as amended, private placement offering to one investor. The offering raised cash totaling $30,000.

There have been no other issuances of common or preferred stock.

NOTE 6 - WARRANTS AND OPTIONS

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of eClic, Inc.


Name                         Age              Position
--------                    ------           ----------
Justine M. Daniels           33              President, CEO
                                             Chief Financial Officer and
                                             Director

Skyelan Rose                 42              Secretary and Director



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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2001. eClic, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2001. The Company does have employment agreements in place with each of its officer.

                                                Annual
Name                            Position        Compensation     Bonus
----------------------------    ---------       ------------     -----
Justine M. Daniels              President       $ 0              None

Skyelan Rose                    Secretary       $ 0              None



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2001, by each person known by eClic, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


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

  10.1   Employment Agreement with J. M. Daniels(1)

  10.2   Employment Agreement with Skyelan Rose(1)

(23)     CONSENT OF EXPERTS AND COUNSEL

  23.1  Letter of Consent from David Coffey, CPA(1)

  23.2  Letter of Consent from G. Brad Beckstead(2)
----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on May 24, 1999, and incorporated herein by reference.

(2)  This filing.

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

Date:  March 14, 2002                     eClic, Inc.

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

Date:  March 14, 2002                     eClic, Inc.

                                     By:  /s/ Skyelan Rose
                                          -----------------------
                                          Skyelan Rose
                                          Secretary