Form 10KSB/A
period 2001-12-31
ECLIC INC/NV
filed 2002-04-03
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                          AMENDMENT NO. 1 TO FORM 10-KSB

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

                                 BALANCE SHEET
                                     AS OF
                          DECEMBER 31, 2001 AND 2000

                                      AND

                             STATEMENTS OF INCOME,
                     CHANGES IN STOCKHOLDERS' EQUITY, AND
                                  CASH FLOWS
                                FOR THE PERIOD
                       MARCH 1, 1999 (DATE OF INCEPTION)
                                    THROUGH
                               DECEMBER 31, 2001

                               TABLE OF CONTENTS



TABLE OF CONTENTS


                                                                   PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Changes in Stockholder's Equity                       F-4

Statement of Cash Flows                                            F-5

Notes to Financial Statements                                      F-6-9


G. BRAD BECKSTEAD
CERTIFIED PUBLIC ACCOUNTANT
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.257.1984
                                                           702.362.0540 (fax)

                         INDEPENDENT AUDITOR'S REPORT


March 6, 2002

Board of Directors
eClic, Inc.
Las Vegas, NV

I have audited the Balance sheets of eClic, Inc. (a Nevada corporation)
(a Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Income, Changes in Stockholder's Equity, and Cash Flows for the years then ended, and for the period March 1, 1999 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCLIC, Inc., (A Development Stage Company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period March 1, 1999 (Date of Inception) to December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

                                    ECLIC, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEET


BALANCE SHEET

                                                  DECEMBER 31,   DECEMBER 31,
                                                      2001           2000
                                                  ------------   ------------
ASSETS
Current assets:
   Cash                                           $     28,343   $     28,383
                                                  ------------   ------------

       Total current assets                             28,343         28,383
                                                  ------------   ------------

Fixed assets:
   Website development costs, net                            -          8,669
                                                  ------------   ------------
                                                             -          8,669
                                                  ------------   ------------

                                                  $     28,343   $     47,052
                                                  ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
      shares authorized, zero shares issued and
      outstanding                                            -              -

   Common stock, $0.001 par value, 20,000,000
      shares authorized, 1,515,000 shares
      issued and outstanding at
      12/31/01 and 12/31/00, respectively                1,515          1,515
   Additional paid-in capital                           80,338         80,338
   (Deficit) accumulated during development stage      (53,510)       (34,801)
   Less:  Treasury stock                                 5,500          5,000
                                                  ------------   ------------
                                                        28,343         47,052
                                                  ------------   ------------

                                                  $     28.343   $     47,052
                                                  ============   ============


                                     ECLIC, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS



STATEMENT OF OPERATIONS

                                                                March 1, 1999
                                           December 31,        (Inception) to
                                     -----------------------    December 31,
                                        2001         2000           2001
                                     ----------   ----------   --------------
Revenue                              $        -   $        -   $          776
                                     ----------   ----------   --------------

Expenses:
   Amortization expense                   2,604        2,597            6,936
   General administrative expenses       10,041       10,715           37,635
   Impairment loss                        6,065            -            6,065
   Research and development expense           -            -            3,650
                                     ----------   ----------   --------------
      Total expenses                     18,710       13,312           54,286
                                     ----------   ----------   --------------

Net (loss)                           $ (18,710)   $ (13,312)   $     (53,510)
                                     ==========   ==========   ==============

Weighted average number of
   common shares outstanding -
      basic and fully diluted         1,515,000    1,515,000        1,515,000
                                     ==========   ==========   ==============

(Loss) per share -
   Basic and fully diluted           $   (0.01)   $   (0.01)   $       (0.04)
                                     ==========   ==========   ==============



                                  ECLIC, INC.
                         (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                      Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital        Stage      Equity
                      ---------  ------  ---------  ----------- -------------
December 1999
   Founders shares
   Issued for cash    1,000,000  $1,000  $          $           $       1,000

December 1999
   Shares issued
   pursuant to
   Reg. D, 504
   offering             500,000     500     50,353                     50,853

Net (loss),
   March 1, 1999
   (inception) to
   December 31, 1999                                   (21,488)      (21,488)
                      ---------  ------  ---------  ----------- -------------
Balance, Dec 31,1999  1,500,000   1,500     50,353     (21,488)        30,365

May 2000
   Shares issued
   pursuant to
   Reg. D, 504
   offering              15,000      15     29,985                     30,000

Net (loss)
   Year ended
   December 31, 2000                                   (13,312)      (13,312)
                      ---------  ------  ---------  ----------- -------------
Balance, Dec 31,2000  1,515,000   1,515     80,338     (34,800)        47,053

Net (loss)
   Year ended
   December 31, 2001                                   (18,710)      (18,710)
                      ---------  ------  ---------  ----------- -------------

Balance, Dec 31,2001  1,515,000   1,515     80,338     (53,510)        28,343
                      =========  ======  =========  =========== =============


                                   ECLIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


STATEMENT OF CASH FLOWS

                                                                March 1, 1999
                                                                (inception)to
                                               December 31,      December 31,
                                           --------------------
                                             2001       2000        2001
                                           ---------  --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                 $(18,710)  $(13,312) $    (53,510)
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
    Amortization                               2,604      2,597         6,936
    Impairment loss                            6,065          -         6,065
    Rounding                                       1          1           (1)
                                           ---------  --------- -------------
Net cash (used) by operating activities     (10,040)   (10,714)      (40,510)
                                           ---------  --------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Development of website                           -          -      (13,000)
                                           ---------  --------- -------------
Net cash provided (used) by investing
  activities                                       -          -      (13,000)
                                           ---------  --------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                        -     30,000        81,853
                                           ---------  --------- -------------
Net cash provided by financing activities          -     30,000        81,853
                                           ---------  --------- -------------
Net (decrease) increase in cash             (10,040)     19,286        28,343
Cash - beginning                              38,383     19,097             -
                                           ---------  --------- -------------
Cash - ending                              $  28,343  $  38,383 $      28,343
                                           =========  ========= =============

Supplemental disclosures:
   Interest paid                           $       -  $       - $           -
                                           =========  ========= =============
   Income taxes paid                       $       -  $       - $           -
                                           =========  ========= =============


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

Impairment of long-lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

In accordance with Statement of Financial Accounting Standards No. 123, "Impairment of Long-Lived Assets", the Company assessed the value of its capitalized website costs (net of amortization) in the amount of $6,065 as of December 31, 2001 and determined that the amount should be written off in total as "Impairment Loss". The determination was made due to the Company abandoning its initial plan of operations and subsequent dormancy.

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

                                  ECLIC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                      U.S federal statutory rate       (34.0%)
                      Valuation reserve                 34.0%
                                                      -------
                      Total                                -%
                                                      =======

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

During the two most recent fiscal years and any subsequent interim period preceding the dismissal of David Coffey, CPA, its former accountant, there were no disagreements between the Company and David Coffey, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its reports.

On March 15, 2000 the Registrant engaged G. Brad Beckstead, CPA as its principal accountant to audit the Registrant's financial statements as successor to David Coffey. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted G. Brad Beckstead, CPA regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did G. Brad Beckstead, CPA provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted
G. Brad Beckstead, CPA on any matter that was the subject of a disagreement or a reportable event.

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

Date:  April 2, 2002                      eClic, Inc.

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

Date:  April 2, 2002                      eClic, Inc.

                                     By:  /s/ Skyelan Rose
                                          -----------------------
                                          Skyelan Rose
                                          Secretary