Form 10QSB
period 2002-03-31
ECLIC INC/NV
filed 2002-05-09
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of March 31, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2002.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................   7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   8


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  13

Item 2.   Changes in Securities and Use of Proceeds............  13

Item 3.   Defaults upon Senior Securities......................  13

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  13

Item 5.   Other Information..................................... 13

Item 6.   Exhibits and Reports on Form 8-K...................... 14

Signatures...................................................... 14


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002, follow.

                                  ECLIC, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET


BALANCE SHEET

                                              (UNAUDITED)
                                                MARCH 31,        DECEMBER 31,
                                                  2002               2001
                                             --------------     -------------
ASSETS
Current assets:
   Cash                                      $       25,343     $      28,343
                                             --------------     -------------

      Total current assets                           25,343            28,343
                                             --------------     -------------


Website development costs, net                            -                 -
                                             --------------     -------------


                                             $       25,343     $      28,343
                                             ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                          $            -     $           -
                                             --------------     -------------


Long-term liabilities                                     -                 -
                                             --------------     -------------


     Total liabilities                                    -                 -
                                             ==============     =============

Stockholders'
Equity:
     Preferred stock, $0.001 par value,
       5,000,000 shares authorized, zero
       shares issued and outstanding                      -                 -
     Common stock, $0.001 par value,
       20,000,000 shares authorized, 2,200,750
       shares issued and outstanding                  1,515             1,515
     Additional paid-in capital                      80,338            80,338
     Deficit accumulated during
       development stage                           (56,510)          (53,510)
                                             --------------     -------------

                                                     25,343            28,343
                                             --------------     -------------

                                             $       25,343     $      28,343
                                             ==============     =============

   The Accompanying Notes are an Integral Part of These Financial Statements.

                                 ECLIC, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)
               FOR THE THREE MONTHS ENDING MARCH 31, 2002 AND 2001
          AND FOR THE PERIOD JULY 1, 1999 (INCEPTION) TO MARCH 31, 2002


STATEMENT OF OPERATIONS

                                                                 JULY 1, 1999
                                         THREE MONTHS ENDING    (INCEPTION) TO
                                              MARCH 31,            MARCH 31,
                                      ------------------------  --------------
                                         2002          2001          2002
                                      -----------  -----------  --------------
Revenue                               $         -  $         -  $          776

Expenses:
   Amortization expense                         -          650           6,936
   Research and development                     -            -           3,650
   Impairment loss                              -            -           6,065
   General and administrative expenses      3,000        3,252          40,635
                                      -----------  -----------  --------------
      Total expenses                        3,000        3,902          57,286
                                      -----------  -----------  --------------

Net (loss)                            $   (3,000)  $   (3,902)  $     (56,510)
                                      ===========  ===========  ==============

Weighted average number of
   common shares outstanding - basic
      and fully diluted                 1,515,000    1,515,000       1,515,000
                                      ===========  ===========  ==============

Net (loss) per share - basic and
   fully diluted                      $    (0.00)  $    (0.00)  $       (0.04)
                                      ===========  ===========  ==============


   The Accompanying Notes are an Integral Part of These Financial Statements.

                                  ECLIC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
              FOR THE THREE MONTHS ENDING MARCH 31, 2002 AND 2001
         AND FOR THE PERIOD JULY 1, 1999 (INCEPTION) TO MARCH 31, 2002



STATEMENT OF CASH FLOWS

                                                                 JULY 1, 1999
                                         THREE MONTHS ENDING    (INCEPTION) TO
                                              MARCH 31,            MARCH 31,
                                      ------------------------  --------------
                                         2002          2001          2002
                                      -----------  -----------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                            $   (3,000)  $   (3,902)  $     (56,510)
Impairment loss                                 -            -           6,065
Amortization expense                            -          651           6,935
                                      -----------  -----------  --------------
Net cash used by operating activities     (3,000)      (3,251)        (43,510)
                                      -----------  -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Development of website                       -            -        (13,000)
                                      -----------  -----------  --------------
Net cash used by investing activities           -            -        (13,000)
                                      -----------  -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                     -            -          81,853
                                      -----------  -----------  --------------
Net cash provided by financing activities       -            -          81,853
                                      -----------  -----------  --------------

Net (decrease) increase in cash           (3,000)      (3,251)          25,343
Cash - beginning                          28,343       38,383                -
                                      -----------  -----------  --------------
Cash - ending                         $    25,343  $    35,132  $       25,343
                                      ===========  ===========  ==============

Supplemental disclosures:
         Interest paid                $         -  $         -  $            -
                                      ===========  ===========  ==============
         Income taxes paid            $         -  $         -  $            -
                                      ===========  ===========  ==============

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $56,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2001, the Company had an accumulated deficit of fifty-six thousand five hundred ten ($56,510) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses for the period ended March 31, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the First Quarter ended March 31, 2002, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2002, the Company did not generate any revenues; and, the Company incurred a net loss of $3,000 as compared to net loss of $3,902 for the same period last year, this net loss included general and administrative expenses of $3,000; and, a negative cash flow $3,000 for the first three months of this fiscal year. During the First Quarter, the Company continued to seek new strategies for its website. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $56,510.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through March 31, 2002. The Company does not plan to hire any additional employees until it can become an profitable entity.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information

The common stock of the Company is not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

Dividends

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

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.

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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarters ended September 30, 1999, March 31, 2000, June 30, 2000, September 30, 2000, March
               31, 2001, June 30, 2001 and September 30, 2001, incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

Reports on Form 8-K

None filed during the Quarter ended March 31, 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eClic, Inc.
                                             ------------
                                            (Registrant)


Dated:  May 8, 2002

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President, Chief Executive Officer, and
Chief Financial Officer