Form 10QSB
period 2002-06-30
ECLIC INC/NV
filed 2002-07-25
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2002
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of June 30, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2002.


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

Item 6.   Exhibits and Reports on Form 8-K...................... 14

Signatures...................................................... 14


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2002, follow.

                                    ECLIC, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEET


BALANCE SHEET

                                                  (unaudited)
                                                   June 30,     December 31,
                                                      2002           2001
                                                  ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                      $     22,774   $     28,343
                                                  ------------   ------------

       Total current assets                             22,774         28,343
                                                  ------------   ------------

                                                  $     22,774   $     28,343
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                              $          -   $          -
                                                  ------------   ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
      shares authorized, no shares issued and
      outstanding                                            -              -

   Common stock, $0.001 par value, 20,000,000
      shares authorized, 1,515,000 shares
      issued and outstanding                             1,515          1,515
   Additional paid-in capital                           80,338         80,338
   (Deficit) accumulated during development stage     (59,079)       (53,510)
                                                  ------------   ------------
                                                        22,774         28,343
                                                  ------------   ------------

                                                  $     22,774   $     28,343
                                                  ============   ============


                                     ECLIC, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS



STATEMENT OF OPERATIONS

                      Three Months Ending   Six Months Ending
                           June 30,              June 30,       March 1, 1999
                      -------------------  -------------------  (Inception) to
                         2002     2001        2002     2001     June 30, 2002
                      --------- ---------  --------- ---------  --------------
Revenue               $       - $       -  $       - $       -  $          776
                      --------- ---------  --------- ---------  --------------

Expenses:
 Amortization expense         -       650          -     1,300           6,936
 Research and
   development                -         -          -         -           3,650
 Impairment loss              -         -          -         -           6,065
 General and
   administrative
   expenses               2,600     2,789      5,600     6,041          43,235
                      --------- ---------  --------- ---------  --------------
     Total expenses       2,600     3,439      5,600     7,341          59,886
                      --------- ---------  --------- ---------  --------------

Other income:
 Interest income             31         -         31         -              31
                      --------- ---------  --------- ---------  --------------

Net (loss)            $  (2,569) $ (3,439) $  (5,569) $ (7,341)   $    (59,079)
                      ========= ========== =========  =========   =============

Weighted average
 number of common
 shares outstanding -
 basic and fully
 diluted              1,515,000 1,515,000  1,515,000 1,515,000
                      ========= =========  ========= =========

Net (loss) per share-
 basic & fully diluted$  (0.00) $  (0.00)  $  (0.00) $  (0.00)
                      ========= =========  ========= =========

                                   ECLIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


STATEMENT OF CASH FLOWS

                                                                March 1, 1999
                                            Six months ending   (inception)to
                                                  June 30,         June 30,
                                           --------------------
                                             2002       2001        2002
                                           ---------  --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                 $  (5,569) $  (3,439) $   (59,079)
  Impairment loss                                  -          -        6,065
  Amortization expense                             -          -        6,935
                                           ---------  --------- ------------
Net cash (used) by operating activities       (5,569)    (3,439)     (46,079)
                                           ---------  --------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                         -          -      (13,000)
                                           ---------  --------- -------------
Net cash (used) by investing activities            -          -      (13,000)
                                           ---------  --------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                        -          -       81,853
                                           ---------  --------- ------------
Net cash provided by financing activities          -          -       81,853
                                           ---------  --------- ------------

Net increase (decrease) in cash               (5,569)    (3,439)      22,774
Cash - beginning                              28,343          -            -
                                           ---------  --------- ------------
Cash - ending                              $  22,774  $  (3,439) $    22,774
                                           =========  ========= ============

Supplemental disclosures:
  Interest paid                            $       -  $       - $           -
                                           =========  ========= =============

  Income taxes paid                        $       -  $       - $           -
                                           =========  ========= =============



                                   ECLIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $50,079 for the period from March 1, 1999 (inception) to June 30, 2002, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any additional property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

The Company was incorporated in the State of Nevada on March 1, 1999. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2001, the Company had an accumulated deficit of fifty-nine thousand seventy-nine ($59,079) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company is currently assessing various options and strategies to become a profitable corporation. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's President. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

Going Concern - The Company experienced operating losses for the period ended June 30, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the Second Quarter ended June 30, 2002, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent six month operating period ended June 30, 2002, the Company did not generate any revenues; and, the Company incurred a net loss of $5,600 as compared to net loss of $7,341 for the same period last year, this net loss included general and administrative expenses of $7,341; and, a negative cash flow $5,569 for the second six months of this fiscal year. During the Second Quarter, the Company continued to seek new strategies for its website. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $59,079.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through June 30, 2002. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2002, no matters were submitted to the Company's security holders.

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

               (b) Form 10-QSB for the Quarters ended September 30, 1999, June 30, 2000, June 30, 2000, September 30, 2000, March
               31, 2001, June 30, 2001, September 30, 2001 and March 31,
               2002, incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

Reports on Form 8-K

None filed during the first six months ended June 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eClic, Inc.
                                             ------------
                                            (Registrant)


Dated:  July 24, 2002

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President, Chief Executive Officer, and
Chief Financial Officer