Form 10QSB/A
period 2002-03-31
ECLIC INC/NV
filed 2002-08-27
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                               Amendment No. 1 to
                                   Form 10-QSB

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


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Accountant's Review Report...............   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................   9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  15

Item 2.   Changes in Securities and Use of Proceeds............  15

Item 3.   Defaults upon Senior Securities......................  15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  15

Item 5.   Other Information..................................... 15

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 16

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

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702-257-1984
                                                           702-362-0540 (Fax)

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas. NV

I have reviewed the accompanying balance sheet of eClic, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2002 and December 31, 2001 and the related statements of operations for the three-months ended March 31, 2002 and 2001 and for the period March 1,1999 (Inception) to March 31, 2002. and statements of cash flows for the three-months ended March 31, 2002 and 2001 and for the period March 1, 1999 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of eClic, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 6, 2002. I expressed an unqualified opinion on those financial statements.


/s/ Brad Beckstead
------------------
May 8, 2002

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


Dated:  August 22, 2002

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President, Chief Executive Officer, and
Chief Financial Officer