Form 10QSB/A
period 2002-06-30
ECLIC INC/NV
filed 2002-08-27
CIK 1085596

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

Beckstead and Watts, LLP
------------------------
Certified Public Accountants

                                                      3340 Wynn Road, Suite C
                                                          Las Vegas, NV 89102
                                                                 702-257-1984
                                                             702-362-0540 fax

                    INDEPENDENT ACC0UNTANT'S REVIEW REPORT

July 18,2002

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheets of eClic, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2002 and December 31, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2002 and 2001 and for the period March 1,1999 (Inception) to June 30, 2002, and statements of cash flows for the six-months ended June 30, 2002 and 2001 and for the period March 1, 1999 (Inception) to June 30. 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

G. Brad Beckstead, CPA has previously audited, in accordance with generally accepted auditing standards, the balance sheet of eClic, Inc. (a development stage company) as of December 31. 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in his report dated March 6, 2002, he expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts
-----------------------

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