Form 10QSB
period 2002-09-30
ECLIC INC/NV
filed 2002-10-16
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2002
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of September 30, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2002.


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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow.

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                        3340 Wynn Road, Suite C
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax

                     INDEPENDENT ACCOUNTANTS REVIEW REPORT

October 14, 2002

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheets of eClic, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2002 and December 31, 2001 and the related statements of operations for the three-months and nine-months ended September 30, 2002 and 2001 and for the period March 1,1999 (Inception) to September 30, 2002, and statements of cash flows for the nine-months ended September 30, 2002 and 2001 and for the period March 1, 1999 (Inception) to September 30, 2002. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Companywill continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. Brad Beckstead, CPA has previously audited, in accordance with generally accepted auditing standards, the balance sheet of eClic, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in the report dated March 6, 2002, he expressed an unqualified opinion on those financial statements.

Beckstead and Watts, LLP

                                  ECLIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


BALANCE SHEETS

                                                    (unaudited)
                                                      June 30,      December 31,
                                                        2002            2001
                                                    -----------     ------------
ASSETS

Current assets:
   Cash and equivalents                             $    20,806     $    28,343
                                                    -----------     -----------
     Total current assets                                20,806          28,343
                                                    -----------     -----------
                                                    $    20,806     $    28,343
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities                                 $         -     $         -
                                                    -----------     -----------
Stockholder's equity:

   Preferred stock, $0.001 par
     value, 5,000,000 shares authorized,
     no shares issued and outstanding                         -               -
   Common stock, $0.001 par value,
     20,000,000 shares authorized,
     1,515,0000 shares issued and outstanding             1,515           1,515
   Additional paid-in capital                            80,338          80,338
   (Deficit) accumulated during development stage       (61,047)        (53,510)
                                                    -----------     ------------
                                                         20,806          28,343
                                                    -----------     ------------
                                                    $    20,806     $    28,343
                                                    ===========     ============

The accompanying notes are an integral part of these financial statements

                                  ECLIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


STATEMENTS OF OPERATIONS

                          Three Months Ending  Nine Months Ending
                              September 30,       September 30,   March 1, 1999
                          -------------------  ------------------ (Inception) to
                            2002       2001      2002      2001    Sep 30, 2002
                          --------- ---------  -------- --------- --------------
Revenue                   $       - $       -  $      - $       - $         776
                          --------- ---------  -------- --------- -------------

Expenses:
   Amortization expense           -       650         -     1,950         6,936
   Research and development       -         -         -         -         3,650
   Impairment loss                -         -         -         -         6,065
   General and administrative
     expenses                 2,000     2,000     7,600     8,041        45,235
                          --------- ---------  -------- --------- -------------
     Total expenses           2,000     2,650     7,600     9,991        61,886
                          --------- ---------  -------- --------- -------------

Other income:
   Interest income               32         -        63         -            63
                          --------- ---------  -------- --------- -------------

Net (loss)                $ (1,968) $ (2,650)  $(7,537) $ (9,991) $     (61,047)
                          ========= =========  ======== ========= ==============

Weighted average number of
   common shares outstanding-
   basic and fully
   diluted                1,515,000 1,515,000  1,515,000 1,515,000
                          ========= =========  ========= =========

Net (loss) per share-
   basic and fully
   diluted                $  (0.00) $  (0.00)  $  (0.00) $  (0.01)
                          ========= =========  ========= =========

The accompanying notes are an integral part of these financial statements.

                                  ECLIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


STATEMENTS OF CASH FLOWS

                                       Nine Months Ending       March 1, 1999
                                          September 30,         (Inception) to
                                       2002          2001     September 30, 2002
                                     ---------   ----------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                           $ (7,537)   $  (9,991)   $      (61,047)
   Impairment loss                           -            -            6,065
   Amortization expense                      -        1,951            6,935
                                     ---------   ----------   ---------------
Net cash (used) by operating expenses  (7,537)      (8,040)          (48,047)
                                     ---------   ----------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets        b         -            -          (13,000)
                                     ---------   ----------   ---------------
Net cash (used) by investing activities      -            -          (13,000)
                                     ---------   ----------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of common stock                 -            -           81,853
                                     ---------   ----------   ---------------
Net cash provided by                         -            -           81,853
                                     ---------   ----------   ---------------

Net increase (decrease) in cash        (7,537)      (8,040)           20,806
Cash - beginning                        28,343       38,383                -
                                     ---------   ----------   --------------
Cash - ending                        $  20,806   $   30,343   $       20,806
                                     =========   ==========   ==============

Supplemental disclosures:
   Interest paid                     $       -   $        -   $            -
                                     =========   ==========   ==============
   Income taxes paid                 $       -   $        -   $            -
                                     =========   ==========   ==============

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $61,047 for the period from March 1, 1999 (inception) to September 30, 2002, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2002, the Company had an accumulated deficit of sixty-one thousand forty-seven ($61,047) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses for the period ended September 30, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the Third Quarter ended September 30, 2002, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent nine month operating period ended September 30, 2002, the Company did not generate any revenues; and, the Company incurred a net loss of $7,537 as compared to net loss of $9,991 for the same period last year, this net loss included general and administrative expenses of $7,600; and, a negative cash flow $7,537 for the first nine months of this fiscal year. During the Third Quarter, the Company continued to seek new strategies for its website. The majority of the Company's expenses for the Quarter included administrative fees, which mainly included accounting fees to fulfill SEC fully reporting requirements. Since the Company's inception the Company has lost $61,047.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through September 30, 2002. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

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

               (b) Form 10-QSB for the Quarters ended September 30, 1999, June 30, 2000, June 30, 2000, September 30, 2000, March
               31, 2001, June 30, 2001, September 30, 2001, March 31,
               2002 and June 30, 2002, incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

b)  Reports on Form 8-K

None filed during the first nine months ended September 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eClic, Inc.
                                             ------------
                                            (Registrant)


Dated:  October 15, 2002

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President, Chief Executive Officer, and
Chief Financial Officer