Form 10QSB/A
period 2002-09-30
ECLIC INC/NV
filed 2003-01-28
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits


  99.1        Certifications

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)  Reports on Form 8-K

None filed during the first nine months ended September 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eClic, Inc.
                                             ------------
                                            (Registrant)


Dated:  January 24, 2003

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President, Chief Executive Officer,
Chief Financial Officer, and Director