Form 10QSB/A
period 2002-09-30
ECLIC INC/NV
filed 2003-02-19
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 2

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


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Accountant's Review Report...............   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................   9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3. Controls and Procedures................................  15



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

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

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

No exhibits are filed during the period covered by this Form 10Q.


b)  Reports on Form 8-K


The Company filed an amended Current Report, on December 9, 2002, which amends its June 30, 2002, Current Report pursuant to Item 4 ("Changes in Registrant's Certifying Accountant"); and, Item 7 ("Financial Statements and Exhibits.") entitled "Exhibit 16 Letter regarding Change in Certifying Accountant."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eClic, Inc.
                                             ------------
                                            (Registrant)


Dated:  February 14, 2003

/s/ Justine M. Daniels
-----------------------
Justine M. Daniels
President, Chief Executive Officer,
Chief Financial Officer, and Director

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eClic, Inc. (the "Company") on Form 10-QSB/A for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report").
I, Justine M. Daniels, Chief Executive Officer (or Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

        (1)   The Report fully complies with the requirements of
              section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated this 14th day of February, 2003.


/s/ Justine M. Daniels
-----------------------------
    Justine M. Daniels
    Chief Executive Officer
    Chief Financial Officer and Director

                                  CERTIFICATION

I, Justine M. Daniels, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB/A of eClic, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003                        /s/ Justine M. Daniels
                                        ------------------------------------
                                        Justine M. Dainels, President,
                                        Chief Executive Officer,
                                        Chief Financial Officer and Director