Form 10KSB
period 2002-12-31
ECLIC INC/NV
filed 2003-03-27
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

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

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
     State issuer's revenues for its most recent fiscal year.  $0.

     The issuer's stock is not trading on any stock exchange.

     As of December 31, 2002, the issuer had 1,515,000 shares of common stock outstanding and no preferred stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.


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

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................20
    Item 10. Executive Compensation........................................22
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................23
    Item 12. Certain Relationships and Related Transactions................24
    Item 13. Exhibits and Reports on Form 8-K..............................25
    Item 14  Control and Procedures........................................26

SIGNATURES   ..............................................................27

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

eClic, Inc., originally incorporated as an Internet company, hereinafter referred to as "eClic, Inc." or the " Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on March 1, 1999.

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

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 2002, the Company had an accumulated deficit of forty-seven thousand four hundred forty-five ($66,084) dollars. The Company expects that its operating expenses will remain the same, to keep the Company in full reporting status. Management does not expect its expenses to increase until the Company can better define its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Not applicable.

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

As of December 31, 2002, the Company has 1,515,000 shares of common stock issued and outstanding held by approximately 42 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

We will continue to devote the major portion of our resources to the development of a business strategy which will benefit the Company.

Additionally, the Company is accessing what to do with its website, and the future of its business, based on the high number of "dot.com" companies which have been struggling to succeed during calendar year 2002.

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

The Company has not successfully achieved its business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute a new business strategy. As of December 31, 2002, the Company had an accumulated deficit of ($47,445) dollars. The Company expects that its operating expenses will increase as it develops a new business strategy, especially in the areas of sales and marketing, and brand promotion.

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

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has generated $775 in revenues Since its inception on March 1, 1999. This was entirely from a test program, which was later abandoned. The Company does not expect to generate any significant revenues in the foreseeable future. During calendar year, 2002, the Company experienced net losses $12,637. All these expenses ($12,637) were for general and administrative costs, primarily accounting fees to maintain the Company's reporting status. The Company does not have any material commitments for capital expenditures. eClic had originally planned to sell and market prescription mediations through its website; however, new government regulations have prohibited selling these products through websites. The Company is now in the process of developing a new market strategy.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through December 31, 2002. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

                               Balance Sheet
                                   as of
                            December 31, 2002

                                    and

                          Statements of Operations,
                    Changes in Stockholders' Equity, and
                                 Cash Flows
                             for the year ended
                             December 31, 2002

                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Footnotes                                                          F-6-11


Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                             702.362.0540 (fax)

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
EClic, Inc.
Las Vegas, Nevada

We have audited the Balance Sheets of EClic, Inc. (the "Company"), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EClic, Inc. as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP


March 18, 2003
                                   eClic, Inc.
                          (a Development Stage Company)
                                 Balance Sheets


Balance Sheets

                                                              December 31,
                                                           ------------------
                                                             2002      2001
                                                           --------  --------
Assets

Current assets:
   Cash and equivalents                                    $ 15,769  $ 28,343
                                                           --------  --------
     Total current assets                                    15,769    28,343
                                                           --------  --------
                                                           $ 15,769  $ 28,343
                                                           ========  ========


Liabilities and Stockholder's Equity

Current liabilities                                        $      -  $      -
                                                           --------  --------

Stockholder's equity:

   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                 -         -
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 1,515,0000 shares issued and outstanding     1,515     1,515
   Additional paid-in capital                                80,338    80,338
   (Deficit) accumulated during development stage           (66,084)  (53,510)
                                                           --------  --------
                                                             15,769    28,343
                                                           --------  --------
                                                           $ 15,769  $ 28,343
                                                           ========  ========

  The accompanying notes are an integral part of these financial statements.

                                   eClic, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)


Statements of Operations


                                          Years ending
                                          December 31,         March 1, 1999
                                       --------------------   (Inception) to
                                        2002       2001      December 31, 2002
                                       ---------  ---------  -----------------
Revenue                                $       -  $       -  $             776
                                       ---------  ---------  -----------------

Expenses:
   Amortization expense                        -      1,950              6,936
   Research and development                    -          -              3,650
   Impairment loss                             -          -              6,065
   General and administrative expenses    12,637      8,041             50,272
                                       ---------  ---------  -----------------
     Total expenses                       12,637      9,991             66,923

Other income:
   Interest income                            63          -                 63
                                       ---------  ---------  -----------------

Net (loss)                             $ (12,574) $  (9,991) $         (66,084)
                                       =========  =========  =================

Weighted average number of
   common shares outstanding -
   basic and fully diluted             1,515,000  1,515,000
                                       =========  =========


Net (loss) per share -
   basic & fully diluted               $   (0.01) $   (0.01)
                                       =========  =========

  The accompanying notes are an integral part of these financial statements.

                                   eClic, Inc.
                          (a Development Stage Company)
                   Statement of Changes in Stockholders' Equity
             March 1, 1999 (Date of Inception) to December 31, 2002


Statement of Changes in Stockholders' Equity

                                                     (Deficit)
                                                    Accumulated
                        Common Stock     Additional   During         Total
                      -----------------   Paid-in   Development  Stockholders'
                       Shares    Amount   Capital      Stage         Equity
                      ---------  ------  ---------  -----------  -------------
December 1999
 Founders shares
 issued for cash      1,000,000  $1,000  $          $            $       1,000

December 1999
 Shares issued
 pursuant to Reg.
 D, 504 offering        500,000     500     50,353                      50,853

Net (loss),
 March 1, 1999
 (inception)
 to December 31, 1999                                   (21,488)       (21,488)
                      ---------  ------  ---------  -----------  -------------
Balance,
 December 31, 1999    1,500,000   1,500     50,353      (21,488)        30,365

May 2000
 Shares issued
 pursuant to Reg.
 D, 504 offering         15,000      15     29,985                      30,000

Net (loss)
 Year ended
 December 31, 2000                                      (13,312)       (13,312)
                      ---------  ------  ---------  -----------  -------------
Balance,
 December 31, 2000    1,515,000   1,515     80,338      (34,800)        47,053

Net (loss)
 Year ended
 December 31, 2001                                      (18,710)       (18,710)
                      ---------  ------  ---------  -----------  -------------
Balance,
 December 31, 2001    1,515,000   1,515     80,338      (53,510)        28,343

Net (loss)
 Year ended
 December 31, 2002                                      (12,574)       (12,574)
                      ---------  ------  ---------  -----------  -------------
Balance,
 December 31, 2002    1,515,000  $1,515  $  80,338  $   (66,084) $      15,769
                      =========  ======  =========  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                                   eClic, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


Statements of Cash Flows


                                          Years ending
                                          December 31,         March 1, 1999
                                       --------------------   (Inception) to
                                        2002       2001      December 31, 2002
                                       ---------  ---------  -----------------
Cash flows from operating activities
Net (loss)                             $ (12,574) $  (9,991) $         (66,084)
  Impairment loss                              -          -              6,065
  Amortization expense                         -      1,951              6,935
                                       ---------  ---------  -----------------
Net cash (used) by operating activities  (12,574)    (8,040)           (53,084)
                                       ---------  ---------  -----------------

Cash flows from investing activities
  Purchase of fixed assets                     -          -            (13,000)
                                       ---------  ---------  -----------------
Net cash (used) by investing activities        -          -            (13,000)
                                       ---------  ---------  -----------------

Cash flows from financing activities
  Issuances of common stock                    -          -             81,853
                                       ---------  ---------  -----------------
Net cash provided by
  financing activities                         -          -             81,853
                                       ---------  ---------  -----------------

Net increase (decrease) in cash          (12,574)    (8,040)            15,769
Cash - beginning                          28,343     36,383                  -
                                       ---------  ---------  -----------------
Cash - ending                          $  15,769  $  28,343  $          15,769
                                       =========  =========  =================

Supplemental disclosures:
  Interest paid                        $       -  $       -  $               -
                                       =========  =========  =================
  Income taxes paid                    $       -  $       -  $               -
                                       =========  =========  =================

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

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the periods ended December 31, 2002.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

In accordance with Statement of Financial Accounting Standards No. 123, "Impairment of Long-Lived Assets", the Company assessed the value of its capitalized website costs (net of amortization) in the amount of $6,065 as of December 31, 2002 and determined that the amount should be written off in total as "Impairment Loss". The determination was made due to the Company abandoning its initial plan of operations and subsequent dormancy.

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

Recent pronouncements
---------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

                                  eClic, Inc.
                        (A Development Stage Company)
                                     Notes


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No.
46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

                                  eClic, Inc.
                        (A Development Stage Company)
                                     Notes

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any significant revenues. In order to obtain the necessary capital, the Company intends to raise funds via an offering of its securities registered with the US Securities and Exchange Commission. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.



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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

          U.S federal statutory rate        (34.0%)
          Valuation reserve                  34.0%
                                            ------
          Total                                 -%
                                            ======

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $66,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2002.

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

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 11, 2002, the Company filed Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Account:"

a) On or about June 30, 2002, G. Brad Beckstead, CPA, the principal accountant for eClic, Inc. (the "Company") changed his accounting practice from a sole proprietorship to a partnership with Beckstead and Watts, LLP. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with G. Brad Beckstead, CPA, a sole proprietorship, as principal accountant and engaged Beckstead and Watts, LLP. a partnership, as the Company's principal accountants for the company's fiscal year ending December 31, 2002 and the interim periods for 2002. The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

None of the reports of G. Brad Beckstead, CPA, sole proprietorship, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-KSB for the fiscal year ended December 31, 2001 stated the following:

"Note 2 - Going concern. The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any significant revenues. In order to obtain the necessary capital, the Company intends to raise funds via an offering of its securities registered with the US Securities and Exchange Commission. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern."

There were no disagreements between the Company and G. Brad Beckstead, sole proprietorship, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of G. Brad Beckstead, CPA, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, G. Brad Beckstead, CPA has not advised the Registrant that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of G. Brad Beckstead, CPA which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of G. Brad Beckstead, CPA that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2001.


(b) On or about June 30, 2002 the Registrant engaged Beckstead & Watts, LLP, a partnership entity between Beckstead and Watts as its principal accountant to audit the Registrant's financial statements as successor to G. Brad Beckstead of Beckstead and Watts, LLP. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Beckstead and Watts, LLC, the partnership, regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Beckstead and Watts, LLP provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted the entity of Beckstead and Watts, LLP, on any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of eClic, Inc.


Name                         Age              Position
--------                    ------           ----------
Justine M. Daniels           34              President, CEO
                                             Chief Financial Officer and
                                             Director

Skyelan Rose                 43              Secretary and Director



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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2002. eClic, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2002. The Company does have employment agreements in place with each of its officer.

                                                Annual
Name                            Position        Compensation     Bonus
----------------------------    ---------       ------------     -----
Justine M. Daniels              President       $ 0              None

Skyelan Rose                    Secretary       $ 0              None



The Company currently does not have employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2002, by each person known by eClic, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Beckstead and Watts, LLP, Certified Public Accountants, to perform audited financials for the Company. Beckstead and Watts, LLP own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
  23*    Consent of Experts

  99*    Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (Chief Executive Officer and Chief Financial Officer).

-------------------------------------------
*  This filing.


(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated December 11, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting)

ITEM 14 - CONTROL AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

                                               eClic, Inc.
                                           -------------------
                                              (Registrant)

Date:  March 26, 2003            By:  /s/ Justine M. Daniels
       --------------            -------------------------------------------
                                          Justine M. Daniels
                                          President, Chief Executive Officer
                                          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 2003                 /s/ Skyelan Rose
       --------------                -----------------------
                                          Skyelan Rose
                                          Secretary

EXHIBIT 99.1

                                eClic, Inc.


   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Justine M. Daniels, Chief Executive Officer and Chief Financial Officer of eClic, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 26, 2003        Signature:  /s/ Justine M. Daniels
        --------------                    -----------------------------
                                              Justine M. Daniels
                                              Chief Executive Officer
                                              Chief Financial Officer