Form 10QSB
period 2003-03-31
ECLIC INC/NV
filed 2003-04-25
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB


(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003
--------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of March 31, 2003. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2003.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Accountant's Review Report...............   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................   9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  11

Item 3. Controls and Procedures................................  16



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2003, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants

                                                     3340 Wynn Road, Suite B
                                                         Las Vegas, NV 89102
                                                                702.257.1984
                                                            702.362.0540 fax


                       INDEPENDENT ACCOUNTANTS REVIEW REPORT

April 10, 2003

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of eClic, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period March 1, 1999 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period March 1, 1999 (Inception) to March 31, 2003.
These financial statements are the responsibility of the Company's management.

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



/s/  Beckstead and Watts, LLP
-----------------------------
     Beckstead and Watts, LLP
                                  eClic, Inc.
                        (a Development Stage Company)
                                 Balance Sheet


BALANCE SHEET

                                              (unaudited)
                                                March 31,        December 31,
                                                  2003               2002
                                             --------------     -------------
ASSETS
Current assets:
   Cash                                      $       15,786     $      15,769
                                             --------------     -------------

      Total current assets                           15,786            15,769
                                             --------------     -------------

                                             $       15,786     $      15,769
                                             ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                          $            -     $           -
                                             --------------     -------------


Long-term liabilities                                     -                 -
                                             --------------     -------------


     Total liabilities                                    -                 -
                                             ==============     =============

Stockholders'
Equity:
     Preferred stock, $0.001 par value,
       5,000,000 shares authorized, zero
       shares issued and outstanding                      -                 -
     Common stock, $0.001 par value,
       20,000,000 shares authorized, 2,200,750
       shares issued and outstanding                  1,515             1,515
     Additional paid-in capital                      80,338            80,338
     Deficit accumulated during
       development stage                           (66,067)          (66,084)
                                             --------------     -------------

                                                     15,786            15,769
                                             --------------     -------------

                                             $       15,786     $      15,769
                                             ==============     =============

   The Accompanying Notes are an Integral Part of These Financial Statements.

                                  eClic, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
               For the Three Months Ending March 31, 2003 and 2002
          And For the Period July 1, 1999 (Inception) to March 31, 2003


STATEMENT OF OPERATIONS


                                                                 July 1, 1999
                                         Three Months Ending    (Inception) to
                                              March 31,            March 31,
                                      ------------------------  --------------
                                          2003          2002          2003
                                      -----------  -----------  --------------
Revenue                               $         -  $         -  $          776

Expenses:
   Amortization expense                         -            -           6,936
   Research and development                     -            -           3,650
   Impairment loss                              -            -           6,065
   General and administrative expenses          -        3,000          50,272
                                      -----------  -----------  --------------
      Total expenses                            -        3,000          66,923
                                      -----------  -----------  --------------

Other income:
   Interest income                             17            -              80
                                      -----------  -----------  --------------
      Total other income                       17            -              80
                                      -----------  -----------  --------------

Net income (loss)                     $        17  $   (3,000)  $      (66,067)
                                      ===========  ===========  ===============

Weighted average number of
   common shares outstanding - basic
      and fully diluted                 1,515,000    1,515,000       1,515,000
                                      ===========  ===========  ==============

Net (loss) per share - basic and
   fully diluted                      $    (0.00)  $    (0.00)  $       (0.04)
                                      ===========  ===========  ==============


   The Accompanying Notes are an Integral Part of These Financial Statements.

                                  eClic, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
               For the Three Months Ending March 31, 2003 and 2002
          And For the Period July 1, 1999 (Inception) to March 31, 2003




STATEMENT OF CASH FLOWS

                                                                 July 1, 1999
                                         Three Months Ending    (Inception) to
                                              March 31,            March 31,
                                      ------------------------  --------------
                                         2003          2002          2003
                                      -----------  -----------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                            $        17  $   (3,000)  $      (66,067)
Impairment loss                                 -            -           6,065
Amortization expense                            -            -           6,935
                                      -----------  -----------  --------------
Net cash used by operating activities          17       (3,000)        (53,067)
                                      -----------  -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Development of website                       -            -        (13,000)
                                      -----------  -----------  --------------
Net cash used by investing activities           -            -        (13,000)
                                      -----------  -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                     -            -          81,853
                                      -----------  -----------  --------------
Net cash provided by financing activities       -            -          81,853
                                      -----------  -----------  --------------

Net (decrease) increase in cash               17       (3,000)          15,786
Cash - beginning                          15,786       28,343                -
                                      -----------  -----------  --------------
Cash - ending                         $   15,786   $   25,343   $       15,786
                                      ===========  ===========  ==============

Supplemental disclosures:
         Interest paid                $         -  $         -  $            -
                                      ===========  ===========  ==============
         Income taxes paid            $         -  $         -  $            -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $66,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2003, the Company had an accumulated deficit of sixty-six thousand sixty-seven ($66,067) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses, since its inception On July 1, 1999 through the period ended March 31, 2003. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

During the First Quarter ended March 31, 2003, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2003, the Company did not generate any revenues. During the Quarter, the Company was inactive and generated interest income of $17. This compares to a net loss of $3,000 for the same period last year. During the First Quarter, the Company continued to seek new strategies for its website and business plan. Since the Company's inception, on March 1, 1999, the Company experienced a net lost $66,067.

Plan of Operation

Management does not believe that the Company will be able to generate revenues during the coming year, unless the company can define a better strategy to develop a marketing strategy and business plan. Management does not believe the company will generate any profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through March 31, 2003. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  --------------------------------------------
   23    Consent of Experts
   99.2  Certification Chief Executive Officer


b)  Reports on Form 8-K

The Company did not file a report on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2003                        eClic, Inc.
       --------------                       ------------
                                            (Registrant)


                                            BY:  /s/ Justine M. Daniels
                                            ---------------------------
                                                     Justine M. Daniels
                                                     President,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer,
                                                     and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY:  \s\ Justine M. Daniels                             Dated: April 11, 2003
---------------------------                                    --------------
         Justine M. Daniels
         President
         Chief Executive Officer
         Chief Finacial Officer
         and Director

                                  CERTIFICATION

I, Justine M. Daniels, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of eClic, Inc.;

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

April 11, 2003                          /s/ Justine M. Daniels
                                        ------------------------------------
                                        Justine M. Dainels, President,
                                        Chief Executive Officer,
                                        Chief Financial Officer and Director