Form 10QSB
period 2003-06-30
ECLIC INC/NV
filed 2003-08-19
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB


(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 0-26181
---------------------------------------------------------------------------

                                  eClic, Inc.
---------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         Nevada                                 86-0945116
-------------------------------          ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


                         8455 W. Sahara, Suite 130
                           Las Vegas, NV  89117
--------------------------------------------------------------------------
                 (Address of principal executive offices)

                              (888) 971-1336
--------------------------------------------------------------------------
                        (Issuer's telephone number)

--------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of June 30, 2003. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2003.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Accountant's Review Report...............   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  11

Item 3. Controls and Procedures................................  16



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  17

Item 2.   Changes in Securities and Use of Proceeds............  17

Item 3.   Defaults upon Senior Securities......................  17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  17

Item 5.   Other Information..................................... 17

Item 6.   Exhibits and Reports on Form 8-K...................... 17

Signatures...................................................... 18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended June 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2003, follow.

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

July 18, 2003

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of eClic, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three and six months ended June 30, 2003 and 2002 and for the period March 1, 1999 (Inception) to June 30, 2003, and statements of cash flows for the six months ended June 30, 2003 and 2002 and for the period March 1, 1999 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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



/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP
                                  eClic, Inc.
                         (a Development Stage Company)
                                 Balance Sheet



Balance Sheet

                                                     (unaudited)
                                                      June 30,    December 31,
                                                        2003          2002
                                                     -----------  ------------
Assets

Current assets:
   Cash                                              $    13,801  $     15,769
                                                     -----------  ------------
     Total current assets                                 13,801        15,769
                                                     -----------  ------------

                                                     $    13,801  $     15,769
                                                     ===========  ============


Liabilities and Stockholders' Equity

Current liabilities                                  $         -  $          -
                                                     -----------  ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                               -             -
   Common stock, $0.001 par value, 20,000,000
      shares authorized, 1,515,000 shares issued
      and outstanding                                      1,515         1,515
   Additional paid-in capital                             80,338        80,338
   Deficit accumulated during development stage          (68,052)      (66,084)
                                                     -----------  ------------
                                                          13,801        15,769
                                                     -----------  ------------

                                                     $    13,801  $     15,769
                                                     ===========  ============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                         (a Development Stage Company)
                             Statement of Operations
                                 (unaudited)
          For the Three and Six Months Ending June 30, 2003 and 2002
         and For the Period July 1, 1999 (Inception) to June 30, 2003

Statement of Operations

                  Three Months Ending    Six Months Ending      July 1, 1999
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2003       2002       2003       2002          2003
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $       -  $       -  $       -  $       -  $             776
                  ---------  ---------  ---------  ---------  -----------------
Expenses:
 Amortization
  expense                 -          -          -          -              6,936
 Research and
  development             -          -          -          -              3,650
 Impairment loss          -          -          -          -              6,065
 General and
  administrative
  expenses            2,000      2,600      2,000      5,600             52,272
                  ---------  ---------  ---------  ---------  -----------------
  Total expenses      2,000      2,600      2,000      5,600             68,923
                  ---------  ---------  ---------  ---------  -----------------
Other income:
 Interest income         15         31         32         31                 95
                  ---------  ---------  ---------  ---------  -----------------
  Total other
   income                15         31         32         31                 95
                  ---------  ---------  ---------  ---------  -----------------
Net income (loss) $  (1,985) $  (2,569) $  (1,968) $  (5,569) $         (68,052)
                  =========  =========  =========  =========  =================
Weighted average
 number of common
 shares
 outstanding -
 basic and fully
 diluted          1,515,000  1,515,000  1,515,000  1,515,000
                  =========  =========  =========  =========
Net income (loss)
 per share -
 basic and fully
 diluted          $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                  =========  =========  =========  =========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                            Statement of Cash Flows
                                 (unaudited)
               For the Six Months Ending June 30, 2003 and 2002
        and For the Period July 1, 1999 (Inception) to June 30, 2003


Statement of Cash Flows

                                         Six Months Ending     July 1, 1999
                                              June 30,        (Inception) to
                                         ------------------       June 30,
                                           2003      2002           2003
                                         --------  --------  -----------------
Cash flows from operating activities
Net (loss)                               $ (1,968) $ (5,569) $         (68,052)
Impairment loss                                 -         -              6,065
Amortization expense                            -         -              6,935
                                         --------  --------  -----------------
Net cash used by operating activities      (1,968)   (5,569)           (55,052)
                                         --------  --------  -----------------

Cash flows from investing activities
 Development of website                         -         -            (13,000)
                                         --------  --------  -----------------
Net cash used by investing activities           -         -            (13,000)
                                         --------  --------  -----------------

Cash flows from financing activities
 Issuance of common stock                       -         -             81,853
                                         --------  --------  -----------------
Net cash provided by financing activities       -         -             81,853
                                         --------  --------  -----------------

Net (decrease) increase in cash            (1,968)   (5,569)            13,801
Cash - beginning                           15,769    28,343                  -
                                         --------  --------  -----------------
Cash - ending                            $ 13,801  $ 22,774  $          13,801
                                         ========  ========  =================

Supplemental disclosures:
   Interest paid                         $      -  $      -  $               -
                                         ========  ========  =================
   Income taxes paid                     $      -  $      -  $               -
                                         ========  ========  =================

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $68,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2003, the Company had an accumulated deficit of sixty-eight thousand fifty-two ($68,052) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses, since its inception On July 1, 1999 through the period ended June 30, 2003. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the six month period ended June 30, 2003, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent six month operating period ended June 30, 2003, the Company did not generate any revenues. During the first six months ended
June 30, 2003, the Company was inactive and had a net loss of $(1,968) as compared to a net loss of $(5,569) for the same period last year. For the Quarter ended June 30, 2003, the Company had a net loss of $(1,985) as compared to a net loss of $(2,569) for the same period last year. The majority of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company. During the First Quarter, the Company continued to seek new strategies for its website and business plan. Since the Company's inception, on March 1, 1999, the Company experienced a net lost $68,052.

Plan of Operation

Management does not believe that the Company will be able to generate revenues during the coming year, unless the company can define a better strategy to develop a marketing strategy and business plan. Management does not believe the company will generate any profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues. Management is hopeful that being a reporting company will increase the quality and number of prospective business opportunities that may be available to the Company.

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

The Company believes it has enough monies to sustain itself for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; a 505/506 Offering; or developing a strategic alliance with a better funded company.

As a result of our the Company's current limited available cash, no officer or director received compensation through the first six month ended June 30, 2003. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2003. The Company does have employment agreements in place with each of its officers.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b)  Reports on Form 8-K

The Company did not file a report on Form 8-K during the three months ended June 30, 2003. As a subsequent filing, the Company filed a Current Report dated August 18, 2003 on Form 8-K, pursuant to Item 1 ("Changes in Control of Registrant").

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2003                        eClic, Inc.
       --------------                       ------------
                                            (Registrant)


                                            BY:  /s/ Lee Daniels
                                            ---------------------------
                                                     Lee Daniels
                                                     President,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer,
                                                     and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY:  \s\  Lee Daniels                             Dated: August 18, 2003
----------------------------                             ---------------
          Lee Daniels
          President
          Chief Executive Officer
          Chief Finacial Officer
          and Director