Form 10QSB
period 2003-09-30
ECLIC INC/NV
filed 2003-11-10
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2003
---------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 1,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of September 30, 2003. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2003.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountant's Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3. Controls and Procedures................................  15



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended September 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2003, follow.

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

October 18, 2003

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of eClic, Inc. (a development stage company) as of September 30, 2003 and the related statements of operations for the three-months and nine-months ended September 30, 2003 and 2002 and for the period March 1, 1999 (Inception) to September 30, 2003, and statements of cash flows for the three-months and nine-months ended September 30, 2003 and 2002 and for the period July 1, 1999 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

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


Beckstead and Watts, LLP
                                 eClic, Inc.
                        (a Development Stage Company)
                                Balance Sheet



Balance Sheet

                                                  (unaudited)
                                                  September 30,  December 31,
                                                      2003           2002
                                                  -------------  ------------
Assets

Current assets:
   Cash                                           $      11,659  $     15,769
                                                  -------------  ------------
     Total current assets                                11,659        15,769
                                                  -------------  ------------
                                                  $      11,659  $     15,769
                                                  =============  ============


Liabilities and Stockholders' Equity

Current liabilities                               $           -  $          -
                                                  -------------  ------------



Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                              -             -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,200,750 shares issued
     and outstanding                                      1,515         1,515
   Additional paid-in capital                            80,338        80,338
   Deficit accumulated during development stage         (70,194)      (66,084)
                                                  -------------- -------------
                                                         11,659        15,769
                                                  -------------  ------------

                                                  $      11,659  $     15,769
                                                  =============  ============


  The Accompanying Notes are an Integral Part of These Financial Statements.

                                  eClic, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                                  (unaudited)
         For the Three and Nine Months Ending September 30, 2003 and 2002 and For the Period July 1, 1999 (Inception) to September 30, 2003


STATEMENTS OF OPERATIONS

                          Three Months Ending  Nine Months Ending
                              September 30,       September 30,   March 1, 1999
                          -------------------  ------------------ (Inception)
to
                            2003       2002      2003      2002    Sep 30, 2003
                          --------  ---------  -------  ---------  ------------
Revenue                   $      -  $       -  $     -  $       -           776
                          --------  ---------  -------  ---------  ------------

Expenses:
 Amortization expense            -          -        -          -         6,936
 Research and development        -          -        -          -         3,650
 Impairment loss                 -          -        -          -         6,065
 General and administrative
   expenses                  2,157      2,000    4,157      7,600        54,429
                          --------  ---------  -------  ---------  ------------
  Total expenses             2,157      2,000    4,157      7,600        71,080
                          --------  ---------  -------  ---------  ------------

Other income:
 Interest income                15         32       47         63           110
                          --------  ---------  -------  ---------  ------------
  Total other income            15         32       47         63           110
                          --------  ---------  -------  ---------  ------------

Net income (loss)         $ (2,142) $  (1,968) $(4,110) $  (7,537) $
(70,194)
                          ========= ========== ======== ==========
=============

Weighted average number
 of common shares
 outstanding - basic and
 fully diluted            1,515,000  1,515,000  1,515,000  1,515,000
                          =========  =========  =========  =========

Net income (loss)
per share - basic
and fully diluted         $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                          ========== ========== ========== ==========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                eClic, Inc.
                       (a Development Stage Company)
                          Statement of Cash Flows
                               (unaudited)
    For the Three and Nine Months Ending September 30, 2003 and 2002 and For the Period March 1, 1999 (Inception) to September 30, 2003


STATEMENTS OF CASH FLOWS

                                       Nine Months Ending       March 1, 1999
                                          September 30,         (Inception) to
                                       2003         2002     September 30, 2003
                                     ---------   ----------  ------------------
Cash flows from operating activities
Net (loss)                           $  (4,110)  $   (7,537) $
(70,194)
Impairment loss                              -            -               6,065
Amortization expense                         -            -               6,935
                                     ---------   ----------  ------------------
Net cash used by operating activities   (4,110)      (7,537)
(57,194)
                                     ----------  ----------- ------------------
-

Cash flows from investing activities
  Development of website                     -            -
(13,000)
                                     ---------   ----------  ------------------
-
Net cash used by investing
 activities                                  -            -
(13,000)
                                     ---------   ----------  ------------------
-

Cash flows from financing activities
   Issuance of common stock                  -            -              81,853
                                     ---------   ----------  ------------------
Net cash provided by financing
 activities                                  -            -              81,853
                                     ---------   ----------  ------------------

Net (decrease) increase in cash         (4,110)      (7,537)             11,659
Cash - beginning                        15,769       28,343                   -
                                     ---------   ----------  ------------------
Cash - ending                        $  11,659   $   20,806  $           11,659
                                     =========   ==========  ==================

Supplemental disclosures:
   Interest paid                     $       -   $        -  $                -
                                     =========   ==========  ==================

   Income taxes paid                 $       -   $        -  $                -
                                     =========   ==========  ==================

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $70,194 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The original business of eClic, Inc. (eClic.com) was to market and sell health care products, specifically prescription drug products, through its Internet website. The Company hoped to identify suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. Additionally, the Company planned to seek advertisers to advertise their product(s) on the Company's Web site. Since the inception of this business strategy, government regulations have limited the selling prescription medications through websites, as such, in order to stay compliant with government regulations, the Company abandoned it original business plan. During the Second Quarter, Justine M. Daniels, the President and founder of the Company died. Mr. Lee Daniels, the father of the deceased founder, replaced his daughter as a director and officer of the Company. He is currently assessing various options and strategies for the Company.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2003, the Company had an accumulated deficit of seventy thousand one hundred ninety-four ($70,194) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company is a 12(g) registered company under the Securities Exchange
Act of 1934, as amended (the "Exchange Act"). As a "reporting company," management believes the Company may be more attractive to a private acquisition target because its common stock shares may thereby be quoted on the OTC Bulletin Board.

The Company is currently assessing various options and strategies. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's acting President. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

Going Concern - The Company experienced operating losses, since its inception On July 1, 1999 through the period ended September 30, 2003. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the nine month period ended September 30, 2003, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent nine month operating period ended September 30, 2003, the Company did not generate any revenues. During the nine months ended
September 30, 2003, the Company was inactive and had a net loss of $(4,110) as compared to a net loss of $(7,537) for the same period last year. For the Quarter ended September 30, 2003, the Company had a net loss of $(2,142) as compared to a net loss of $(1,968) for the same period last year. The majority of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company.
During the Third Quarter, the Company continued to seek new strategies for its website and business plan. Since the Company's inception, on March 1, 1999, the Company experienced a net lost $(70,194).


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

As a result of our the Company's current limited available cash, no officer or director received compensation through the first nine month ended June 30, 2003. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2003. The Company does have employment agreements in place with each of its officers.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

On August 18, 2003, Mr. Lee Daniels was appointed to the board of directors and as President, Chief Executive Officer, and Chief Financial Officer of the Company. Mr. Lee Daniels is the father of former deceased President, Justine
M. Daniels.

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

The Company filed a Current Report dated August 19, 2003 on Form 8-K, pursuant to Item 1 ("Changes in Control of Registrant").

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2003                        eClic, Inc.
       ----------------                       ------------
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


BY:  \s\  Lee Daniels                             Dated: November 7, 2003
----------------------------                             ----------------
          Lee Daniels
          President
          Chief Executive Officer
          Chief Finacial Officer
          and Director