Form 10KSB
period 2003-12-31
ECLIC INC/NV
filed 2004-02-26
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-26181

                                   eClic, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                       86-0945116
--------------------------------                      -----------------
(State or other jurisdiction of                        (IRS Employer
incorporation  or  organization)                     Identification No.)

   8555 W. Sahara, Suite 130, Las Vegas, NV              89117
 ------------------------------------------------    -------------
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

     As of December 31, 2003, the issuer had 11,515,000 shares of common stock outstanding and no preferred stock outstanding.

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

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................16
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................18
    Item 8A. Controls and Procedures.......................................20


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................21
    Item 10. Executive Compensation........................................23
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................24
    Item 12. Certain Relationships and Related Transactions................25
    Item 13. Exhibits and Reports on Form 8-K..............................26
    Item 14. Principal Accountant Fees and Services........................26


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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
- -----------------------------------------------------------------

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

On December 30, 2003, the Company issued 10,000,000 shares of the Company's common stock to an individual for $10,000 in cash to help further capitalize the Company. Subsequently, this individual was appointed as Director and President of the Company.

As of December 31, 2000 the Company has eleven million five hundred fifteen thousand shares (11,515,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately forty-three (43) shareholders of record.

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

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 2003, the Company had an accumulated deficit of seventy-one thousand two hundred eleven
$(71,211) dollars. The Company expects that its operating expenses will remain the same, to keep the Company in full reporting status. Management does not expect its expenses to increase until the Company can better define its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Developing New Business Strategies

The Company is currently assessing various options and strategies to become a profitable corporation. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of Evagelina Esparza Barrza, the Company's President. In analyzing prospective businesses opportunities, Evagelina Esparza Barrza will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

(i) The Company's performance is substantially dependent on the performance of its president, Evagelina Esparza Barrza. In particular, the Company's success depends on her ability to develop a business strategy which will be successful for the Company.

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

(c) The Company did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.



(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2003 was approximately forty-three (43).

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

On December 30, 2003, the Company issued 10,000,000 shares of the Company's common stock to an individual for $10,000 in cash to help further capitalize the Company. Subsequently, this individual was appointed as Director and President of the Company.

As of December 31, 2003, the Company has 11,515,000 shares of common stock issued and outstanding held by approximately 43 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

We will continue to devote the major portion of our resources to the development of a business strategy which will benefit the Company.

Additionally, the Company is accessing what to do with its website, and the future of its business, based on the high number of "dot.com" companies which have been struggling to succeed.

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

The Company has not successfully achieved its business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute a new business strategy. As of December 31, 2003, the Company had an accumulated deficit of ($47,445) dollars. The Company expects that its operating expenses will increase as it develops a new business strategy, especially in the areas of sales and marketing, and brand promotion.

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

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has generated $776 in revenues and loss $(71,211) since its inception on March 1, 1999 through the period ended December 31, 2003. The small revenues originally generated by the Company was entirely from a test program, which was later abandoned. The Company does not expect to generate any significant revenues in the foreseeable future. During calendar year ending December 31, 2003, the Company experienced net losses $(5,127). All these expenses $(5,127) were for general and administrative costs, primarily accounting fees to maintain the Company's reporting status.
The Company does not have any material commitments for capital expenditures. eClic had originally planned to sell and market prescription mediations through its website; however, new government regulations have prohibited selling these products through websites. The Company is now in the process of developing a new market strategy.

(iii) Liquidity and Capital Resources
- -------------------------------------

On April 5, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company to 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. On May 4, 2000, the Company sold 15,000 shares of its $0.001 par value common stock in a Regulation D, Rule 506 of the Securities Act of 1933, as amended, private placement offering to one investor. On December 30, 2003, the Company issued 10,000,000 shares of the Company's common stock to an individual for $10,000 in cash to help further capitalize the Company.
As of December 31, 2003, the Company has 11,515,000 shares of common stock issued and outstanding held by approximately 43 shareholders of record.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through December 31, 2003. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

                                 Balance Sheet
                                     as of
                          December 31, 2003 and 2002

                                      and

                           Statements of Operations,
                     Changes in Stockholders' Equity, and
                                  Cash Flows
                              for the year ended
                          December 31, 2003 and 2002
                                      and
                                for the period
                           March 1, 1999 (Inception)
                             To December 31, 2003

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

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
eClic, Inc.
Las Vegas, Nevada

We  have  audited  the  Balance  Sheets  of  EClic, Inc. (the "Company"), as of
December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003 and 2002 and for the period from March 1, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EClic, Inc. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the year ended December 31, 2003 and 2002 and for the period from March 1, 1999 (inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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

January 14, 2004



Beckstead and Watts, LLP
                                eClic, Inc.
                        (a Development Stage Company)
                              Balance Sheets



Balance Sheets

                                                               December 31,
                                                            2003        2002
                                                         ----------  ----------
Assets

Current assets:
   Cash and equivalents                                  $  20,642   $  15,769
                                                         ----------  ----------
     Total current assets                                   20,642      15,769
                                                         ----------  ----------
                                                         $  20,642   $  15,769
                                                         ==========  ==========

Liabilities and Stockholder's Equity

Current liabilities:                                     $       -   $       -
                                                         ----------  ----------

Stockholder's equity:

   Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                 -           -
   Common stock, $0.001 par value, 20,000,000 shares
    authorized, 11,515,0000 shares issued and outstanding   11,515       1,515
   Additional paid-in capital                               80,338      80,338
   (Deficit) accumulated during development stage          (71,211)    (66,084)
                                                         ----------  ----------
                                                            20,642      15,769
                                                         ----------  ----------

                                                         $  20,642   $  15,769
                                                         ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                           Statements of Operations


Statements of Operations

                                                                March 1, 1999
                                           December 31,        (Inception) to
                                     -----------------------    December 31,
                                        2003         2002           2003
                                     ----------   ----------   --------------

Revenue                              $       -    $       -    $         776
                                     ----------   ----------   --------------

Expenses:
 Amortization expense                        -            -            6,936
 Research and development                    -            -            3,650
 Impairment loss                             -            -            6,065
 General and administrative expenses     5,187       12,637           55,459
                                     ----------   ----------   --------------
   Total expenses                        5,187       12,637           72,110
                                     ----------   ----------   --------------
Other income:
 Interest income                            60           63              123
                                     ----------   ----------   --------------
Net (loss)                           $  (5,127)   $ (12,574)   $     (71,211)
                                     ==========   ==========   ==============

Weighted average number of common
 shares outstanding - basic and
 fully diluted                       1,515,000    1,515,000
                                     ==========   ==========

Net (loss) per share - basic &
 fully diluted                       $   (0.01)   $   (0.01)
                                     ==========   ==========


  The accompanying notes are an integral part of these financial statements.

                                  eClic, Inc.
                         (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
            March 1, 1999 (Date of Inception) to December 31, 2003



Statement of Changes in Stockholders' Equity


                                                      Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital        Stage      Equity
                      ---------- ------- ---------  ----------- -------------
December 1999
   Founders shares
   Issued for cash     1,000,000 $ 1,000 $          $           $      1,000

December 1999
   Shares issued
   pursuant to
   Reg. D, 504
   offering              500,000     500    50,353                    50,853

Net (loss),
   March 1, 1999
   (inception) to
   December 31, 1999                                   (21,488)      (21,488)
                      ---------- ------- ---------  ----------- -------------
Balance, Dec 31,1999   1,500,000   1,500    50,353     (21,488)       30,365

May 2000
   Shares issued
   pursuant to
   Reg. D, 504
   offering               15,000      15    29,985                    30,000

Net (loss)
   Year ended
   December 31, 2000                                   (13,312)      (13,312)
                      ---------- ------- ---------  ----------- -------------
Balance, Dec 31,2000   1,515,000   1,515    80,338     (34,800)       47,053

Net (loss)
   Year ended
   December 31, 2001                                   (18,710)      (18,710)
                      ---------- ------- ---------  ----------- -------------

Balance, Dec 31,2001   1,515,000   1,515    80,338     (53,510)       28,343

Net (loss)
   Year ended
   December 31, 2002                                   (12,574)      (12,574)
                      ---------- ------- ---------  ----------- -------------

Balance, Dec 31, 2002  1,515,000 $ 1,515 $  80,338  $  (66,084) $     15,769
                      ---------- ------- ---------  ----------- -------------

December 2003
   Shares issued
   for cash           10,000,000  10,000         0                    10,000

Net (loss)
   Year ended
   December 31, 2003                                    (5,127)       (5,127)
                      ---------- ------- ---------  ----------- -------------

Balance, Dec 31, 2003 11,515,000 $11,515 $  80,338  $  (71,211) $     20,642
                      ========== ======= =========  =========== =============


  The accompanying notes are an integral part of these financial statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                           Statements of Cash Flows

Statements of Cash Flows

                                                                March 1, 1999
                                           December 31,        (Inception) to
                                     -----------------------    December 31,
                                        2003         2002           2003
                                     ----------   ----------   --------------
Cash flows from operating activities
Net (loss)                           $  (5,127)   $ (12,574)   $     (71,211)
 Impairment loss                             -            -            6,065
 Amortization expense                        -            -            6,935
                                     ----------   ----------   --------------
Net cash (used) by operating
 activities                             (5,127)     (12,574)         (58,211)
                                     ----------   ----------   --------------

Cash flows from investing activities
 Purchase of fixed assets                    -            -          (13,000)
                                     ----------   ----------   --------------
Net cash (used) by investing
 activities                                  -            -          (13,000)
                                     ----------   ----------   --------------

Cash flows from financing activities
 Issuances of common stock              10,000            -           91,853
                                     ----------   ----------   --------------

Net cash provided by financing
 activities                             10,000            -           91,853
                                     ----------   ----------   --------------
Net increase (decrease) in cash          4,873      (12,574)          20,642
Cash - beginning                        15,769       28,343                -
                                     ----------   ----------   --------------
Cash - ending                        $  20,642    $  15,769    $      20,642
                                     ==========   ==========   ==============

Supplemental disclosures:
   Interest paid                     $       -    $       -    $           -
                                     ==========   ==========   ==============

   Income taxes paid                 $       -    $       -    $           -
                                     ==========   ==========   ==============

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

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003.

                                  eClic, Inc.
                         (A Development Stage Company)
                                     Notes



Advertising Costs
-----------------

The  Company expenses all costs of advertising  as  incurred.   There  were  no
advertising costs included in selling, general and administrative expenses for the periods ended December 31, 2003.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

In accordance with Statement of Financial Accounting Standards No. 123, "Impairment of Long-Lived Assets", the Company assessed the value of its capitalized website costs (net of amortization) in the amount of $6,065 as of December 31, 2003 and determined that the amount should be written off in total as "Impairment Loss". The determination was made due to the Company abandoning its initial plan of operations and subsequent dormancy.

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

Income taxes
------------

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the
                                  eClic, Inc.
                         (A Development Stage Company)
                                     Notes


difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements
---------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2003.

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

                                  eClic, Inc.
                         (A Development Stage Company)
                                     Notes



In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.
In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

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
                                                =======


As of December 31, 2003, the Company has a net operating loss carryforward of approximately $71,211 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2003.

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

                                  eClic, Inc.
                         (A Development Stage Company)
                                     Notes



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

On December 30, 2003, the Company issued 10,000,000 shares of the Company's common stock to an individual for $10,000 in cash to help further capitalize the Company. Subsequently, this individual was appointed as Director and President of the Company.

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

a) On or about June 30, 2002, G. Brad Beckstead, CPA, the principal accountant for eClic, Inc. (the "Company") changed his accounting practice from a sole proprietorship to a partnership with Beckstead and Watts, LLP. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with G. Brad Beckstead, CPA, a sole proprietorship, as principal accountant and engaged Beckstead and Watts, LLP. a partnership, as the Company's principal accountants for the company's fiscal year ending December 31, 2003 and the interim periods for 2002. The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of eClic, Inc.


Name                         Age              Position
- --------                    ------           ----------
Evagelina Esparza Barrza     64              President, CEO
                                             Chief Financial Officer and
                                             Director

Skyelan Rose                 44              Secretary and Director



B.  Work Experience

Evagelina Esparza Barrza, CEO, CFO, Director originally began her career as a general nurse in Public Health. She worked in this position for 35 years with the Secretaria de Salubrid y Assistencia in Torreon, Coahuila, Mexico. She subsequently attended law school at Universidad Autonoma de Coahuila, Mexico for six years and graduated from law school in 1992. For the past 11 years, she has been working as a licensed attorney in Mexico.

Mrs. Evagelina Esparza Barrza has assisted numerous firms and individuals in managing their affairs through both the good and the bad times. Her experience ranges from project management teams to demonstrating a successful management consulting practice. Her domestic and international experience, contacts, negotiating and management skills have been met and accomplished the short and long-term goals of her clients. Mrs. Barrza specializes in project management, health care; personnel; and management consulting of operated & non-operated properties and project construction. Her experience in making appropriate recommendations and decisions is demonstrated through the success of her consulting and law practice.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2003. eClic, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2003. The Company does have employment agreements in place with each of its officer.

                                                Annual
Name                            Position        Compensation     Bonus
----------------------------    ---------       ------------     -----
Evagelina Esparza Barrza        President       $ 0              None

Skyelan Rose                    Secretary       $ 0              None



The Company currently does not have employment agreements with its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2003, by each person known by eClic, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


TITLE OF    NAME OF BENEFICIAL               SHARES OF          PERCENT OF
CLASS       OWNER AND POSITION               COMMON STOCK       CLASS(1)
- ---------------------------------------------------------------------------
Common      Evagelina Esparza Barrza(2)      10,000,000         86.8%
            Director/CEO

Common      Skyelan Rose(3)                           0            0%
            Director/Secretary

Common      Estate of Justine M. Daniels(4)   1,000,000          8.6%

                                         -----------------------------
DIRECTORS AND OFFICERS
AS A GROUP (2 persons)                       11,000,000         95.4%


(1)  Percentages are based on 11,515,000 issued and outstanding shares.

(2) Evagelina Esparza Barrza, Ignacio Zaragoza No. 3, Apartado No. 44, Tijuana, B.C., 22000 Mexico

(3)  Skyelan Rose, 8455 W. Sahara, Suite 130, Las Vegas, NV  89117.

(4) c/o Mr. Lee Daniels, executor for the Estate of Justine M. Daniels 3424 W. St. John Rd., Phoenix, AZ 85053.


B.  Persons Sharing Ownership of Control of Shares

No person other than Evagelina Esparza Barrza, President/CEO owns or shares the power to vote ten percent (10%) or more of the Company's securities.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

      31.1 Certification of Principal Executive Officer and Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated August 19, 2003 on Form 8-K containing information pursuant to Item 1 ("Change in Control of Registrant").





The Company filed a Current Report dated December 31, 2003 on Form 8-K containing information pursuant to Item 1 ("Change in Control of Registrant").

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $5,000 and $5,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

                                               eClic, Inc.
                                           -------------------
                                              (Registrant)

Date:  February 18, 2004         By:  /s/ Evagelina Esparza Barrza
       -----------------          ------------------------------------------
                                          Evagelina Esparza Barrza
                                          President, Chief Executive Officer
                                          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  February 18, 2004              /s/ Skyelan Rose
       -----------------              -----------------------
                                          Skyelan Rose
                                          Secretary