Form 10QSB
period 2004-03-31
ECLIC INC/NV
filed 2004-05-03
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2004
---------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 11,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of March 31, 2004. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2004.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2004, follow.

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

April 28, 2004

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of eClic, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2004 and the related statements of operations for the three months ended March 31, 2004 and 2003 and for the period March 1, 1999 (Inception) to March 31, 2004, and statements of cash flows for the three months ended March 31, 2004 and 2003 and for the period March 1, 1999 (Inception) to March 31, 2004. These financial statements are the responsibility of the Company's management.

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


/s/ Beckstead and Watts, LLP
----------------------------
Beckstead and Watts, LLP
                                  eClic, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)



Balance Sheet

                                                      March 31,    December 31,
                                                        2004          2003
                                                     -----------  ------------
Assets

Current assets:
   Cash                                              $    17,326  $     20,642
                                                     -----------  ------------
     Total current assets                                 17,326        20,642
                                                     -----------  ------------

                                                     $    17,326  $     20,642
                                                     ===========  ============


Liabilities and Stockholders' Equity

Current liabilities                                  $         -  $          -
                                                     -----------  ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                               -             -
   Common stock, $0.001 par value, 20,000,000
      shares authorized, 11,515,000 shares issued
      and outstanding                                     11,515        11,515
   Additional paid-in capital                             80,338        80,338
   Deficit accumulated during development stage          (74,527)      (71,211)
                                                     -----------  ------------
                                                          17,326        20,642
                                                     -----------  ------------

                                                     $    17,326  $     20,642
                                                     ===========  ============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                         (a Development Stage Company)
                             Statement of Operations
                                 (unaudited)
              For the Three Months Ending March 31, 2004 and 2003
         and For the Period March 1, 1999 (Inception) to March 31, 2004


Statement of Operations

                                         Three Months Ending     March 1, 1999
                                              March 31,         (Inception) to
                                      ------------------------      March 31
                                          2004          2003          2004
                                      -----------  -----------  --------------
Revenue                               $         -  $         -  $          776

Expenses:
   Amortization expense                         -            -           6,936
   Research and development                     -            -           3,650
   Impairment loss                              -            -           6,065
   General and administrative expenses      3,328        5,187          58,787
                                      -----------  -----------  --------------
      Total expenses                        3,328        5,187          75,438
                                      -----------  -----------  --------------

Other income:
   Interest income                             12           60             135
                                      -----------  -----------  --------------
      Total other income                       12           60             135
                                      -----------  -----------  --------------

Net (loss)                            $    (3,316) $    (5,127) $      (74,527)
                                      ===========  ===========  ===============

Weighted average number of
   common shares outstanding - basic
      and fully diluted                 1,515,000    1,515,000       1,515,000
                                      ===========  ===========  ==============

Net (loss) per share - basic and
   fully diluted                      $    (0.00)  $    (0.00)  $       (0.04)
                                      ===========  ===========  ==============


  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                            Statement of Cash Flows
                                 (unaudited)
               For the Three Months Ending March 31, 2004 and 2003
        and For the Period March 1, 1999 (Inception) to March 31, 2004



Statement of Cash Flows


                                         Three Months Ending   March 1, 1999
                                              March 31,        (Inception) to
                                         ------------------       March 31,
                                           2004      2003           2004
                                         --------  --------  -----------------
Cash flows from operating activities
Net (loss)                               $ (3,316) $ (5,127) $         (74,527)
Impairment loss                                 -         -              6,065
Amortization expense                            -         -              6,935
                                         --------  --------  -----------------
Net cash used by operating activities      (3,316)   (5,127)           (61,527)
                                         --------  --------  -----------------

Cash flows from investing activities
 Development of website                         -         -            (13,000)
                                         --------  --------  -----------------
Net cash used by investing activities           -         -            (13,000)
                                         --------  --------  -----------------

Cash flows from financing activities
 Issuance of common stock                       -    10,000             91,853
                                         --------  --------  -----------------
Net cash provided by financing activities       -    10,000             91,853
                                         --------  --------  -----------------

Net (decrease) increase in cash            (3,316)    4,873             17,326
Cash - beginning                           20,642    15,769                  -
                                         --------  --------  -----------------
Cash - ending                            $ 17,326  $ 20,642  $          17,326
                                         ========  ========  =================

Supplemental disclosures:
   Interest paid                         $      -  $      -  $               -
                                         ========  ========  =================
   Income taxes paid                     $      -  $      -  $               -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $74,527 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The original business of eClic, Inc. (eClic.com) was to market and sell health care products, specifically prescription drug products, through its Internet website. The Company hoped to identify suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. Additionally, the Company planned to seek advertisers to advertise their product(s) on the Company's Web site. Since the inception of this business strategy, government regulations have limited the selling prescription medications through websites, as such, in order to stay compliant with government regulations, the Company abandoned it original business plan. On December 30, 2003, the Company issued 10,000,000 shares of the Company's common stock to Mrs. Evagelina Esparza Barrza for $10,000 in cash to help further capitalize the Company. Subsequently, Mrs. Esparza was appointed as Director and Chief Executive Officer of the Company. Mrs. Esparza is currently assessing various options and strategies for the Company.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2004, the Company had an accumulated deficit of $(74,527) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses, since its inception On July 1, 1999 through the period ended March 31, 2004. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the three month period ended March 31, 2004, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2004, the Company did not generate any revenues. During the three months ended
March 31, 2004, the Company was inactive and had a net loss of $(3,316) as compared to a net loss of $(5,127) for the same period last year. The majority of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company. During the Third Quarter, the Company continued to seek new strategies for its website and business plan. Since the Company's inception, on March 1, 1999, the Company experienced a net lost $(74,527).


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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2004. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2004. The Company does have employment agreements in place with each of its officers.

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

The Company did not repurchase any of its shares during the first quarter of the fiscal year covered by this report.


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


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2004, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b)  Reports on Form 8-K

The Company did not file any Current Reports during the three months ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 2004                         eClic, Inc.
       ----------------                       ------------
                                              (Registrant)


                                         /s/ Evagelina Esparza Barrza
                                         ----------------------------
                                             Evagelina Esparza Barrza
                                             Chief Executive Officer
                                             Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY:  \s\  Evagelina Esparza Barrza                Dated: April 30, 2004
     -----------------------------                       --------------
          Evagelina Esparza Barrza
          President
          Chief Executive Officer
          Chief Finacial Officer
          and Director