Form 10KSB/A
period 2003-12-31
ECLIC INC/NV
filed 2004-06-14
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 AMENDMENT NO 1
                                  FORM 10-KSB/A

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

                                  1-888-971-1336
                           ---------------------------
                           (Issuer's telephone number)

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

      31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Evagelina Esparza Barrza.

      32.1    Section 1350 Certification, Evagelina Esparza Barrza.



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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               eClic, Inc.
                                           -------------------
                                              (Registrant)

Date:  June 11, 2004             By:  /s/ Evagelina Esparza Barrza
       -------------             ------------------------------------------
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

Date:  June 11, 2004             By:  /s/ Skyelan Rose
       -------------             ------------------------
                                          Skyelan Rose
                                          Secretary