Form 10KSB/A
period 2003-12-31
ECLIC INC/NV
filed 2004-06-16
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 AMENDMENT NO 2
                                  FORM 10-KSB/A

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
    Item 13. Exhibits and Reports on Form 8-K..............................25
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

ITEM 8a. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive
Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

Date:  June 15, 2004             By:  /s/ Evagelina Esparza Barrza
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

Date:  June 15, 2004             By:  /s/ Skyelan Rose
       -------------             ------------------------
                                          Skyelan Rose
                                          Secretary