Form 10KSB/A
period 2003-12-31
ECLIC INC/NV
filed 2004-06-16
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 AMENDMENT NO 3
                                  FORM 10-KSB/A

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

ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  June 16, 2004             By:  /s/ Evagelina Esparza Barrza
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

Date:  June 16, 2004             By:  /s/ Skyelan Rose
       -------------             ------------------------
                                          Skyelan Rose
                                          Secretary