Form 10QSB
period 2004-06-30
ECLIC INC/NV
filed 2004-08-13
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2004
----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------
                     Commission File Number: 0-26181
----------------------------------------------------------------------------
                                  eClic, Inc.
----------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

          Nevada                                  86-0945116
 --------------------------------          ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

                         8455 W. Sahara, Suite 130
                           Las Vegas, NV  89117
---------------------------------------------------------------------------
                 (Address of principal executive offices)

                              (888) 971-1336
---------------------------------------------------------------------------
                        (Issuer's telephone number)
---------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 70,000,000 Common Stock, authorized, 11,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of June 30, 2004. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2004.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2004, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                    3340 Wynn Road, Suite B
                                                        Las Vegas, NV 89102
                                                               702.257.1984
                                                           702.362.0540 fax


                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                   --------------------------------------

August 12, 2004

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of eClic, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2004 and the related statements of operations for the three and six months ended June 30, 2004 and 2003 and for the period March 1, 1999 (Inception) to June 30, 2004, and statements of cash flows for the six months ended June 30, 2004 and 2003 and for the period March 1, 1999 (Inception) to June 30, 2004. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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


Beckstead and Watts, LLP
                                  eClic, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)



Balance Sheet

                                                                June 30,
                                                                  2004
                                                               -----------
Assets

Current assets:
   Cash                                                        $    14,512
                                                               -----------
     Total current assets                                           14,512
                                                               -----------

                                                               $    14,512
                                                               ===========


Liabilities and Stockholders' Equity

Current liabilities                                            $         -
                                                               -----------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                                         -
   Common stock, $0.001 par value, 20,000,000
      shares authorized, 11,515,000 shares issued
      and outstanding                                               11,515
   Additional paid-in capital                                       80,338
   Deficit accumulated during development stage                    (77,341)
                                                                -----------
                                                                    14,512
                                                                -----------

                                                                $    14,512
                                                                ===========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
      For the Three Months and Six Months Ending June 30, 2004 and 2003
      and For the Period March 1, 1999 (Inception) to June 30, 2004


Statement of Operations


                  Three Months Ending    Six Months Ending      March 1, 1998
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2004       2003       2004       2003          2004
                  ---------  ---------  ---------  ---------  ---------------
 Revenue          $       -  $       -  $       -  $       -  $      776

Expenses:
   Amortization
     expense              -          -         -           -       6,936
   Research and
     development          -          -         -           -       3,650
   Impairment loss        -          -         -           -       6,065
   General and
     administrative
     expenses         2,825      2,000     6,153       2,000      61,612
                  ---------  ---------  ---------  ---------  ----------
   Total expenses     2,825      2,000     6,153       2,000      78,263
                  ---------  ---------  ---------  ---------  ----------

Other income:
   Interest income       11         15         23         32         146
                  ---------  ---------  ---------  ---------  ----------
Total other income       11         15         23         32         146
                  ---------  ---------  ---------  ---------  ----------

Net (loss)        $  (2,814) $  (1,985) $  (6,130) $  (1,968) $  (77,341)
                  ========== ========== ========== ========== ===========

Weighted average
   number of common
   shares
   outstanding
   - basic and
   fully diluted   1,515,000  1,515,000  1,515,000  1,515,000
                  ========== ========== ========== ==========

Net (loss) per
   share - basic
   and fully
   diluted        $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                  ========== ========== ========== ==========


  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                            Statement of Cash Flows
                                 (unaudited)
               For the Six Months Ending June 30, 2004 and 2003
        and For the Period March 1, 1999 (Inception) to June 30, 2004



Statement of Cash Flows


                                         Six Months Ending     March 1, 1999
                                              June 30,        (Inception) to
                                         ------------------       March 31,
                                           2004      2003           2004
                                         --------  --------  -----------------
Cash flows from operating activities
Net (loss)                               $ (6,130) $ (1,968) $    (77,341)
Impairment loss                                 -         -         6,065
Amortization expense                            -         -         6,935
                                         --------  --------  ------------
Net cash used by operating activities      (6,130)   (1,968)      (64,341)
                                         --------  --------  ------------

Cash flows from investing activities
 Development of website                         -         -       (13,000)
                                         --------  --------  ------------
Net cash used by investing activities           -         -       (13,000)
                                         --------  --------  ------------

Cash flows from financing activities
 Issuance of common stock                       -    10,000        91,853
                                         --------  --------  ------------
Net cash provided by financing activities       -    10,000        91,853
                                         --------  --------  ------------

Net (decrease) increase in cash            (6,130)   (1,968)       14,512
Cash - beginning                           20,642    15,769             -
                                         --------  --------  ------------
Cash - ending                            $ 14,512  $ 13,801  $     14,512
                                         ========  ========  ============

Supplemental disclosures:
   Interest paid                         $      -  $      -  $          -
                                         ========  ========  ============
   Income taxes paid                     $      -  $      -  $          -
                                         ========  ========  ============

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $77,352 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2004, the Company had an accumulated deficit of $(77,341) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses, since its inception On July 1, 1999 through the period ended June 30, 2004. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations
---------------------

During the three month period ended June 30, 2004, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended June 30, 2004, the Company did not generate any revenues. During the three months ended
June 30, 2004, the Company was inactive and had a net loss of $(2,825) as compared to a net loss of $(2,000) for the same period last year. The majority of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company. During the six months ended June 30, 2004, the Company had a net loss of $(6,130) as compared to a net loss of $(2,000) for the same period last year. During the Second Quarter, the Company continued to seek new strategies for its website and business plan. Since the Company's inception, on March 1, 1999, the Company experienced a net lost $(77,341).


Plan of Operation
-----------------

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2004. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2004. The Company does have employment agreements in place with each of its officers.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On July 15, 2004, the Registrant amended its Articles of Incorporation to increase its number of authorized shares from 20,000,000 to 70,000,000. (See attached Exhibit 3.3)

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2004, the company mailed its shareholders a Definitive Schedule 14c concerning the increase of authorized common shares from 20,000,000 million to 70,000,000 shares. (See the Registrant's Definitive Schedule 14c, filed with the U.S. Securities and Exchange Commission on June 15, 2004.)

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
     3.3    Amended Articles of Incorporation

    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b)  Reports on Form 8-K

The Company did not file any Current Reports during the three months ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2004                         eClic, Inc.
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


BY:  \s\  Evagelina Esparza Barrza                Dated: August 13, 2004
     -----------------------------                       ---------------
          Evagelina Esparza Barrza
          President
          Chief Executive Officer
          Chief Finacial Officer
          and Director