Form 10QSB
period 2004-09-30
ECLIC INC/NV
filed 2004-10-25
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2004
----------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 70,000,000 Common Stock, authorized, 11,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of September 30, 2004. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2004.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 17

Signatures...................................................... 18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2004, follow.

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


October 20, 2004

Board of Directors
eClic, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of eClic, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2004 and the related statements of operations for the three and nine months ended September 30, 2004 and 2003 and for the period March 1, 1999 (Inception) to September 30, 2004, and statements of cash flows for the nine months ended September 30, 2004 and 2003 and for the period March 1, 1999 (Inception) to September 30, 2004. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP
                                  eClic, Inc.
                          (a Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

BALANCE SHEETS

                                                      Sept. 30,    December 31,
                                                        2004           2003
                                                    -----------    ------------
Assets

Current assets:
   Cash and equivalents                             $    12,504     $    20,642
                                                    -----------     -----------
     Total current assets                                12,504          20,642
                                                    -----------     -----------
                                                    $    12,504     $    20,642
                                                    ===========     ===========

Liabilities and Stockholders' Equity

Current liabilities                                 $         -     $         -
                                                    -----------     -----------
Stockholder's equity:

   Preferred stock, $0.001 par
     value, 5,000,000 shares authorized,
     no shares issued and outstanding                         -               -
   Common stock, $0.001 par value,
     70,000,000 shares authorized,
     11,515,0000 shares issued and
     outstanding as of 9/30/04 and 12/31/03              11,515          11,515
   Additional paid-in capital                            80,338          80,338
   (Deficit) accumulated during development stage       (79,349)        (71,211)
                                                    -----------    ------------
                                                         12,504          20,642
                                                    -----------     ------------
                                                    $    12,504     $    20,642
                                                    ===========    ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                                  eClic, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                  (unaudited)
      For the Three and Nine Months Ending September 30, 2004 and 2003 and For the Period March 1, 1999 (Inception) to September 30, 2004


STATEMENTS OF OPERATIONS

                          Three Months Ending  Nine Months Ending
                              September 30,       September 30,   March 1, 1999
                          -------------------  ----------------- (Inception) to
                            2004       2003      2004      2003    Sep 30, 2004
                          --------- ---------  -------- --------- --------------
Revenue                   $       - $       -  $      - $       - $         776
                          --------- ---------  -------- --------- -------------

Expenses:
   Amortization expense           -         -         -         -         6,936
   Research and development       -         -         -         -         3,650
   Impairment loss                -         -         -         -         6,065
   General and administrative
     expenses                 2,020     2,157     8,173     4,157        63,632
                          --------- ---------  -------- --------- -------------
     Total expenses           2,020     2,157     8,173     4,157        80,283
                          --------- ---------  -------- --------- -------------

Other income:
   Interest income               12        15        35        47           158
                          --------- ---------  -------- --------- -------------
   Total other income            12        15        35        47           158
                          --------- ---------  -------- --------- -------------


Net (loss)                $ (2,008)  $ (2,142)  $(8,138) $ (4,110) $   (79,349)
                          ========= =========  ======== ========= =============

Weighted average number of
   common shares outstanding-
   basic and fully
   diluted                11,515,000 1,515,000  11,515,000 1,515,000
                          ========== =========  ========== =========

Net (loss) per share-
   basic and fully
   diluted                $  (0.00) $  (0.00)  $  (0.00) $  (0.00)
                          ========= =========  ========= =========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                  eClic, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                  (unaudited)
     For the Three and Nine Months Ending September 30, 2004 and 2003 and For the Period March 1, 1999 (Inception) to September 30, 2004


STATEMENTS OF CASH FLOWS

                                       Nine Months Ending       March 1, 1999
                                          September 30,         (Inception) to
                                       2004          2003    September 30, 2004
                                     ---------   ----------  ------------------
Cash flows from operating activities
Net (loss)                           $ (8,138)   $  (4,110)   $      (79,349)
   Impairment loss                           -           -             6,065
   Amortization expense                      -           -             6,935
                                     ---------   ----------   ---------------
Net cash (used) by operating expenses  (8,138)      (4,110)          (66,349)
                                     ---------   ----------   ---------------

Cash flows from investing activities
   Purchase of fixed assets        b         -            -          (13,000)
                                     ---------   ----------   ---------------
Net cash (used) by investing activities      -            -          (13,000)
                                     ---------   ----------   ---------------

Cash flows from financing activities
   Issuances of common stock                 -            -           91,853
                                     ---------   ----------   --------------
Net cash provided by                         -            -           91,853
                                     ---------   ----------   --------------

Net increase (decrease) in cash        (8,138)      (4,110)           12,504
Cash - beginning                       20,642       15,769                 -
                                     ---------   ----------   --------------
Cash - ending                        $ 12,504    $  11,659    $       12,504
                                     =========   ==========   ==============

Supplemental disclosures:
   Interest paid                     $       -   $       -    $            -
                                     =========   ==========   ==============
   Income taxes paid                 $       -   $       -    $            -
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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2004, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $79,349 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                  eClic, Inc.
                         (a Development Stage Company)
                                     Notes


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. A director provides office services, without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The original business of eClic, Inc. was to market and sell health care products, specifically prescription drug products, through its Internet website. The Company hoped to identify suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. Additionally, the Company planned to seek advertisers to advertise their product(s) on the Company's Web site. Since the inception of this business strategy, government regulations have limited the selling prescription medications through websites, as such, in order to stay compliant with government regulations, the Company abandoned it original business plan. On December 30, 2003, the Company issued 10,000,000 shares of the Company's common stock to Mrs. Evagelina Esparza Barrza for $10,000 in cash to help further capitalize the Company. Subsequently, Mrs. Esparza was appointed as Director and Chief Executive Officer of the Company. Mrs. Esparza is assessing various options and strategies for the Company.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Based on adverse market conditions and the failure of many Internet "dot.com" companies, eClic has reconsidered its original business plan, and is currently developing other business strategies, including but not limited to seeking an acquisition.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2004, the Company had an accumulated deficit of $(79,349) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

eClic, Inc. will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Going Concern - The Company experienced operating losses, since its inception On July 1, 1999 through the period ended September 30, 2004. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the three month period ended September 30, 2004, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended September 30, 2004, the Company did not generate any revenues. During the three months ended
September 30, 2004, the Company was inactive and had a net loss of $(2,020) as compared to a net loss of $(2,157) for the same period last year. The majority of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company. During the nine months ended September 30, 2004, the Company had a net loss of $(8,138) as compared to a net loss of $(4,110) for the same period last year. During the Third Quarter, the Company continued to seek new business strategies, or acquisitions. Since the Company's inception, on March 1, 1999, the Company experienced a net lost $(79,349).


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate revenues during the coming year, unless the company can define a better strategy to develop a marketing strategy or acquisition partner. Management does not believe the company will generate any profit in the near future, as developmental costs will most likely exceed any anticipated revenues. Management is hopeful that being a reporting company will increase the quality and number of prospective business opportunities or acquisitions that may be available to the Company.

The Company is a developmental stage company whose original principal business objective was to sell and market health related products or products which offer the Company potential revenues, and generate advertising revenues from other vendors who sell and market products through the World Wide Internet. Although the Company's original business objective has not been completely abandoned, due to the struggle of Internet companies in the past years, the Company is currently assessing various options and strategies to become a profitable corporation.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2004. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2004. The Company does have employment agreements in place with each of its officers.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On July 15, 2004, the Registrant amended its Articles of Incorporation to increase its number of authorized common shares from 20,000,000 to 70,000,000.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.


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


b)  Reports on Form 8-K

The Company did not file any Current Reports during the three months ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 25, 2004                        eClic, Inc.
       -----------------                       ------------
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


BY:  \s\  Evagelina Esparza Barrza                Dated: October 25, 2004
     -----------------------------                       ----------------
          Evagelina Esparza Barrza
          President
          Chief Executive Officer
          Chief Finacial Officer
          and Director