Form 10KSB
period 2004-12-31
ECLIC INC/NV
filed 2005-04-14
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

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

     As of December 31, 2004, the issuer had 11,515,000 shares of common stock outstanding and no preferred stock outstanding.

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

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................18
    Item 8a. Controls and Procedures.......................................19


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................18
    Item 10. Executive Compensation........................................22
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................25
    Item 12. Certain Relationships and Related Transactions................26
    Item 13. Exhibits and Reports on Form 8-K..............................26
    Item 14. Principal Accountant Fees and Services........................27


SIGNATURES   ..............................................................28

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
- ---------------------------------------------------------------

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

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

The original business of eClic, Inc. (eClic.com) was to market and sell health care products, specifically prescription drug products, through its Internet Web Site. The Company hoped to identify suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. Additionally, the Company planned to seek advertisers to advertise their product(s) on the Company's Web site. Since the inception of this business strategy, government regulations have limited the selling prescription medications through websites, as such, in order to stay compliant with government regulations, the Company abandoned it original business plan. The Company is in the process of developing a new business strategy. The Company is currently assessing various options and strategies to become a profitable corporation.

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

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its web site. As of December 31, 2004, the Company had an accumulated deficit of $(81,685) dollars. The Company expects that its operating expenses will remain the same, to keep the Company in full reporting status. Management does not expect its expenses to increase until the Company can better define its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.


(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2004 was approximately forty-three (43).

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

As of December 31, 2004, the Company has 11,515,000 shares of common stock issued and outstanding held by approximately 43 shareholders of record.


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

The Company has not successfully achieved its business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute a new business strategy. As of December 31, 2004, the Company had an accumulated deficit of $(81,685) dollars. The Company expects that its operating expenses will increase as it develops a new business strategy, especially in the areas of sales and marketing, and brand promotion.

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


(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has generated $776 in revenues and loss $(81,685) since its inception on March 1, 1999 through the period ended December 31, 2004. The small revenues originally generated by the Company was entirely from a test program, which was later abandoned. The Company does not expect to generate any significant revenues in the foreseeable future. During calendar year ending December 31, 2004, the Company experienced net losses $(10,474). All of the Company's expenses $10,520 were for general and administrative costs, primarily accounting fees to maintain the Company's reporting status. The Company does not have any material commitments for capital expenditures. eClic had originally planned to sell and market prescription mediations through its website; however, government regulations have prohibited selling these products through websites. The Company is in the process of developing a new market strategy.

(iii) Liquidity and Capital Resources
-------------------------------------

On April 5, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 500,000 shares of the Common Stock of the Company to 40 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 22, 1999. On May 4, 2000, the Company sold 15,000 shares of its $0.001 par value common stock in a Regulation D, Rule 506 of the Securities Act of 1933, as amended, private placement offering to one investor. On December 30, 2003, the Company issued 10,000,000 shares of the Company's common stock to an individual for $10,000 in cash to help further capitalize the Company.
As of December 31, 2004, the Company has 11,515,000 shares of common stock issued and outstanding held by approximately 43 shareholders of record.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through December 31, 2004. The Company does not plan to hire any additional employees until it can become an profitable entity.

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


MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
------------------------
PCAOB REGISTERED


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Eclic, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Eclic, Inc. as of December 31, 2004 and the related statement of income, stockholders' equity, and cash flow for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eclic, Inc. as of December 31, 2004 and the results of its operation and its cash flow for the period then ended in conformity with accounting principles generally accepted in the United States of America.

Moore & Associates, Chartered

April 12, 2005

     2675 S. JONES BLVD. STE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511
                              Fax: (702) 253-7501
                                eClic, Inc.
                        (a Development Stage Company)
                              Balance Sheets



Balance Sheets

                                                               December 31,
                                                            2004        2003
                                                         ----------  ----------
Assets

Current assets:
   Cash and equivalents                                  $  10,168   $  20,642
                                                         ----------  ----------
     Total current assets                                   10,168      20,642
                                                         ----------  ----------
                                                         $  10,168   $  20,642
                                                         ==========  ==========

Liabilities and Stockholder's Equity

Current liabilities:                                     $       -   $       -
                                                         ----------  ----------

Stockholder's equity:

   Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                 -           -
   Common stock, $0.001 par value, 20,000,000 shares
    authorized, 11,515,0000 shares issued and outstanding   11,515      11,515
   Additional paid-in capital                               80,338      80,338
   (Deficit) accumulated during development stage          (81,685)    (71,211)
                                                         ----------  ----------
                                                            10,168      20,642
                                                         ----------  ----------

                                                         $  10,168   $  20,642
                                                         ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                           Statements of Operations


Statements of Operations

                                                                March 1, 1999
                                           December 31,        (Inception) to
                                     -----------------------    December 31,
                                        2004         2003           2004
                                     ----------   ----------   --------------

Revenue                              $       -    $       -    $         776
                                     ----------   ----------   --------------

Expenses:
 Amortization expense                        -            -            6,936
 Research and development                    -            -            3,650
 Impairment loss                             -            -            6,065
 General and administrative expenses    10,520        5,187           55,459
                                     ----------   ----------   --------------
   Total expenses                       10,520        5,187           72,110
                                     ----------   ----------   --------------
Other income:
 Interest income                            46           60              169
                                     ----------   ----------   --------------
Net (loss)                           $ (10,474)   $  (5,127)   $     (81,685)
                                     ==========   ==========   ==============

Weighted average number of common
 shares outstanding - basic and
 fully diluted                       11,515,000   11,515,000
                                     ==========   ==========

Net (loss) per share - basic &
 fully diluted                       $   (0.01)   $   (0.01)
                                     ==========   ==========


  The accompanying notes are an integral part of these financial statements.

                                  eClic, Inc.
                         (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
            March 1, 1999 (Date of Inception) to December 31, 2004



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



Statement of Changes in Stockholders' Equity (Continued)


                                                      Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital        Stage      Equity

                      ---------- ------- ---------  ----------- -------------

Net (loss)
   Year ended

   December 31, 2002                                   (12,574)      (12,574)
                      ---------- ------- ---------  ----------- -------------

Balance, Dec 31, 2002  1,515,000 $ 1,515 $  80,338  $  (66,084) $     15,769
                      ---------- ------- ---------  ----------- -------------

December 2003
   Shares issued
   for cash           10,000,000  10,000         0                    10,000

Net (loss)
   Year ended
   December 31, 2003                                    (5,127)       (5,127)
                      ---------- ------- ---------  ----------- -------------

Balance, Dec 31, 2003 11,515,000 $11,515 $  80,338  $  (71,211) $     20,642

Net (loss)
   Year ended
   December 31, 2004                                   (10,474)      (10,474)
                      ========== ======= =========  =========== =============
Balance, Dec 31, 2004 11,515,000 $11,515 $  80,338  $  (81,685) $     10,168

  The accompanying notes are an integral part of these financial statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                           Statements of Cash Flows

Statements of Cash Flows

                                                                March 1, 1999
                                           December 31,        (Inception) to
                                     -----------------------    December 31,
                                        2004         2003           2004
                                     ----------   ----------   --------------
Cash flows from operating activities
Net (loss)                           $ (10,474)   $  (5,127)   $     (81,685)
 Impairment loss                             -            -            6,065
 Amortization expense                        -            -            6,935
                                     ----------   ----------   --------------
Net cash (used) by operating
 activities                            (10,474)      (5,127)         (68,685)
                                     ----------   ----------   --------------

Cash flows from investing activities
 Purchase of fixed assets                    -            -          (13,000)
                                     ----------   ----------   --------------
Net cash (used) by investing
 activities                                  -            -          (13,000)
                                     ----------   ----------   --------------

Cash flows from financing activities
 Issuances of common stock                   -       10,000           91,853
                                     ----------   ----------   --------------

Net cash provided by financing
 activities                                  -            -           91,853
                                     ----------   ----------   --------------
Net increase (decrease) in cash       (10,474)       (4,873)          10,168
Cash - beginning                       20,642        15,769                -
                                     ----------   ----------   --------------
Cash - ending                        $ 10,168     $  20,642    $      10,168

                                     ==========   ==========   ==============

Supplemental disclosures:
   Interest paid                     $       -    $       -    $           -
                                     ==========   ==========   ==============

   Income taxes paid                 $       -    $       -    $           -
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

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2004.


Advertising Costs
-----------------

The  Company expenses all costs of advertising  as  incurred.   There  were  no
advertising costs included in selling, general and administrative expenses for the periods ended December 31, 2004.

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

In accordance with Statement of Financial Accounting Standards No. 123, "Impairment of Long-Lived Assets", the Company assessed the value of its capitalized website costs (net of amortization) in the amount of $6,065 as of December 31, 2004 and determined that the amount should be written off in total as "Impairment Loss". The determination was made due to the Company abandoning its initial plan of operations and subsequent dormancy.

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
                                                =======


As of December 31, 2004, the Company has a net operating loss carryforward of approximately $81,685 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2004.

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

On March 31, 2005, the Company filed Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item
4.01 "Changes in Registrant's Certifying Account:"

(a) On March 25, 2005, the board of directors of eClic, Inc. ("eClic" or the "Registrant") unanimously approved a resolution dismissing Beckstead and Watts, LLP ("B&W") as its independent accounting firm for the year ending December 31, 2004.

Beckstead and Watts, LLP conducted audits of the financial statements of the Registrant for the calendar years ended December 31, 2003, and 2002. These financial statements accompanied the Registrant's 10-KSB Annual Report for the year ended December 31, 2003 that was previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

The reports of eClic on the financial statements as of and for the fiscal years ended December 31, and 2002 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Beckstead and Watts, LLP, issued an explanatory paragraph in its fiscal 2002 and 2003 reports as to eClic's ability to continue as a going concern.

During the years ended December 31, 2002 and 2003 and for the first three Quarters interim periods in 2004 through March 25, 2005, there were no disagreements with B&W on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of B&W would have caused it to make reference to the subject matter in connection with its report on the Registrant's financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

eClic provided B&W with a copy of the above disclosures and requested that B&W furnish eClic with a letter addressed to the U. S. Securities and Exchange Commission stating whether it agrees with the foregoing statements by eClic, and, if not, stating the respects in which it does not agree. A copy of the letter from B&W is filed herewith as Exhibit 16.1

(b) Also on March 25, 2005, eClic's Board of Directors approved the appointment of Moore & Associates, 2675 S. Jones boulevard, Las Vegas, Nevada as eClic's PCAOB registered independent public accounting firm.

During eClic's two most recent fiscal years and through the date of this Report on Form 8-K, eClic did not consult Moore & Associates with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any other matters or events listed in Item 304(a)(2) of Regulation S-B.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of eClic, Inc.


Name                         Age              Position
-------                     ------           ----------
Evagelina Esparza Barrza     65              President, CEO
                                             Chief Financial Officer and
                                             Director

Skyelan Rose                 45              Secretary and Director



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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2004. eClic, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2004. The Company does have employment agreements in place with each of its officer.

SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position          Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Evagelina Esparza Barrza    2004     -0-            -0-           -0-
    Director,               2003     -0-            -0-           -0-
    President

Skyelan Rose                2004     -0-            -0-           -0-
    Secretary               2003     -0-            -0-           -0-
                            2002     -0-            -0-           -0-
-------------------------------------------------------------------------------

Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted  Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
-------------------------------------------------------------------------------
Evagelina
Esparza Barrza    2004    -0-           -0-                -0-       -0-
    Director      2003    -0-           -0-                -0-       -0-
    President

Skyelan Rose      2004    -0-           -0-                -0-       -0-
    Secretary     2003    -0-           -0-                -0-       -0-
                  2002    -0-           -0-                -0-       -0-
-------------------------------------------------------------------------------

The Company currently does not have employment agreements with its executive officers. The executive officers will not draw any salary from the Company, and the Company - in order to prudently manage its limited financial resources - does not plan on compensating its executive officers for their present services rendered to the Company for the foreseeable future.

STOCK OPTIONS.
--------------

During the year ended December 31, 2004, the Company did not have any stock option plan in place.


EMPLOYEE PENSION, PROFIT SHARING OR OTHER RETIREMENT PLANS.
-----------------------------------------------------------

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.


COMPENSATION OF DIRECTORS
-------------------------

There were no arrangements pursuant to which any director of the Company was compensated for the period from March 1, 1999 (date of inception) to December 31, 2004 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.


Audit Committee
---------------

The company does not have an Audit Committee. The sole members of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its sole director participates in the consideration of director nominees and the board is so small.

     (3) The sole member of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2004, by each person known by eClic, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


TITLE OF    NAME OF BENEFICIAL               SHARES OF          PERCENT OF
CLASS       OWNER AND POSITION               COMMON STOCK       CLASS(1)
-----------------------------------------------------------------------
Common      Evagelina Esparza Barrza(2)      10,000,000         86.8%
            Director/CEO

Common      Skyelan Rose(3)                           0            0%
            Director/Secretary
                                         -----------------------------
DIRECTORS AND OFFICERS
AS A GROUP (2 persons)                       11,000,000         95.4%


(1)  Percentages are based on 11,515,000 issued and outstanding shares.

(2) Evagelina Esparza Barrza, Ignacio Zaragoza No. 3, Apartado No. 44, Tijuana, B.C., 22000 Mexico

(3)  Skyelan Rose, 8455 W. Sahara, Suite 130, Las Vegas, NV  89117.


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore
& Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

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



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

      31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Evagelina Esparza Barrza.

      32.1    Section 1350 Certification, Evagelina Esparza Barrza.



(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 25, 2005 on Form 8-K pursuant to Item 4.01; ("Changes in Registrant's Certifying Accountant") and Item 9.01 ("Exhibit 16").

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $5,000 and $5,000, respectively.

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

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               eClic, Inc.
                                           -------------------
                                              (Registrant)

Date:  April 13, 2005            By:  /s/ Evagelina Esparza Barrza
       --------------             ------------------------------------------
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

Date:  April 13, 2005             By:  /s/ Skyelan Rose
       --------------             ------------------------
                                           Skyelan Rose
                                           Secretary