Form 10KSB/A
period 2004-12-31
ECLIC INC/NV
filed 2005-05-20
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               Amendment No 1 to

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

As of December 31, 2004 the Company has eleven million five hundred fifteen thousand (11,515,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately forty-three (43) shareholders of record.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

The original business of eClic, Inc. (eClic.com) was to market and sell health care products, specifically prescription drug products, through its Internet Web Site. The Company hoped to identify suppliers who would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. Additionally, the Company planned to seek advertisers to advertise their product(s) on the Company's Web site. Since the inception of this business strategy, government regulations have limited the selling prescription medications through websites, as such, in order to stay compliant with government regulations, the Company abandoned its original business plan. The Company is in the process of developing a new business strategy. The Company is currently assessing various options and strategies to become a profitable corporation.

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

(c)  Developing New Business Strategies

The Company is currently assessing various options and strategies to become a profitable corporation. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of Evagelina Esparza Barrza, the Company's President. In analyzing prospective businesses opportunities, Evagelina Esparza Barrza will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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


6) Research and Development Activities

The Company needs to develop and identify products that achieve market acceptance by its users. There can be no assurance that eClic, will be able to identify such products or achieve market acceptance. Accordingly, no assurance can be given that the Company's future business model will be successful or that it can sustain revenue growth or be profitable. The market for Internet products has been very difficult, as many "dot.com" companies have ceased operations. Therefore, if the Company develops a product line which does not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in the Notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Moore & Associates, Chartered
--------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
April 12, 2005
(except for paragraph 4 above, as to
which the date is May 19, 2005


2675 S. JONES BLVD. STE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511
                             Fax: (702) 253-7501
                                eClic, Inc.
                        (a Development Stage Company)
                              Balance Sheets



Balance Sheets

                                                               December 31,
                                                            2004        2003
                                                         ----------  ----------
Assets

Current assets:
   Cash and equivalents                                  $  10,168   $  20,642
                                                         ----------  ----------

     Total current assets                                   10,168      20,642
                                                         ----------  ----------
                                                         $  10,168   $  20,642
                                                         ==========  ==========

Liabilities and Stockholder's Equity

Current liabilities:                                     $       -   $       -
                                                         ----------  ----------

Stockholder's equity:

   Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                 -           -
   Common stock, $0.001 par value, 20,000,000 shares
    authorized, 11,515,000 shares issued and outstanding    11,515      11,515
   Additional paid-in capital                               80,338      80,338
   (Deficit) accumulated during development stage          (81,685)    (71,211)
                                                         ----------  ----------
                                                            10,168      20,642
                                                         ----------  ----------

                                                         $  10,168   $  20,642
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


TITLE OF    NAME OF BENEFICIAL               SHARES OF          PERCENT OF
CLASS       OWNER AND POSITION               COMMON STOCK       CLASS(1)
-----------------------------------------------------------------------
Common      Evagelina Esparza Barrza(2)      10,000,000         86.8%
            Director/CEO

Common      Skyelan Rose(3)                           0            0%
            Director/Secretary
                                         -----------------------------
DIRECTORS AND OFFICERS
AS A GROUP (2 persons)                       10,000,000         86.8%



(1)  Percentages are based on 11,515,000 issued and outstanding shares.

(2) Evagelina Esparza Barrza, Ignacio Zaragoza No. 3, Apartado No. 44, Tijuana, B.C., 22000 Mexico

(3)  Skyelan Rose, 8455 W. Sahara, Suite 130, Las Vegas, NV  89117.


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

                                               eClic, Inc.
                                           -------------------
                                              (Registrant)

Date:  May 19, 2005            By:  /s/ Evagelina Esparza Barrza
       ------------            ---------------------------------------------
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

Date:  May 19, 2005            By:  /s/ Skyelan Rose
       ------------            ------------------------
                                        Skyelan Rose
                                        Secretary