Form 10KSB/A
period 2004-12-31
ECLIC INC/NV
filed 2005-05-20
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               Amendment No 2 to

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

ITEM 7.  FINANCIAL STATEMENTS.




TABLE OF CONTENTS


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1-2
Balance Sheets                                                     F-3
Statements of Operations                                           F-4
Statements of Changes in Stockholders' Equity                      F-5-6
Statements of Cash Flows                                           F-7
Footnotes                                                          F-8-13


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