Form 10QSB
period 2005-06-30
ECLIC INC/NV
filed 2005-08-09
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2005
---------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 70,000,000 Common Stock, authorized, 11,515,000 shares of Common stock issued and outstanding, par value $0.001 per share as of June 30, 2005. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2005.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2005, follow.

MOORE & ASSOCIATES, CHARTERED
   ACCOUNTANTS AND ADVISORS
   ------------------------
       PCAOB REGISTERED



          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors and Stockholders of eClic, Inc.
Las Vegas, Nevada


We have reviewed the accompanying consolidated interim balance sheet of eClic, Inc, as of June 30, 2005 and the associated condensed statement of operations, stockholders' equity and cash flows for the six months ended June 30, 2005. These interim financial statements are the responsibility of the Company's management.

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


/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
August 4, 2005

            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 Fax: (702)253-7501
                                   eClic, Inc.
                         (a Development Stage Company)
                                 Balance Sheets


Balance Sheets

                                                       June 30,
                                                        2005       December 31,
                                                     (Unaudited)       2004
                                                     -----------  ------------
Assets

Current assets:
   Cash                                              $     6,250  $     10,168
                                                     -----------  ------------
     Total current assets                                  6,250        10,168
                                                     -----------  ------------

                                                     $     6,250  $     10,168
                                                     ===========  ============


Liabilities and Stockholders' Equity

Current liabilities                                  $         -  $          -
                                                     -----------  ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                               -             -
   Common stock, $0.001 par value, 70,000,000
      shares authorized, 11,515,000 shares issued
      and outstanding as of 06/30/05 and
      12/31/04 respectfully                               11,515        11,515
   Additional paid-in capital                             80,338        80,338
   Deficit accumulated during development stage          (85,603)      (81,685)
                                                     -----------  ------------
                                                           6,250        10,168
                                                     -----------  ------------

                                                     $     6,250  $     10,168
                                                     ===========  ============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                         (a Development Stage Company)
                             Statement of Operations
                                 (unaudited)
              For the Three Months Ending June 30, 2005 and 2004
               For the Six Months Ending June 30, 2005 and 2004
         and For the Period March 1, 1999 (Inception) to June 30, 2005


Statement of Operations

                         Three Months Ending    Six Months Ending  March 1, 1999
                               June 30,               June 30,    (Inception) to
                         --------------------  ------------------      June 30
                             2005       2004       2005     2004       2005
                         ----------  --------  ---------  -------  -------------
Revenue                  $        -  $         -  $      - $    -  $       776

Expenses:
   Amortization expense                         -            -           6,936
   Research and development                     -            -           3,650
   Impairment loss                              -            -           6,065
   General and
     administrative
     expenses                2,504      2,825     3,944    6,153        69,923
                         ----------  --------  ---------  -------  -----------

      Total expenses         2,504      2,825     3,944    6,153        86,574
                         ----------  --------  ---------  -------  -----------


Other income:
   Interest income               6         11       26        23          195
                         ----------  --------  ---------  -------  -----------

      Total other income         6         11                 23          195
                         ----------  --------  ---------  -------  -----------

Net (loss)               $  (2,498)  $ (2,814) $ (3,918)  $(6,130) $  (85,603)
                         ==========  ========= =========  =======  ===========

Weighted average number of
   common shares
   outstanding - basic
   and fully diluted     11,515,000  11,515,000  11,515,000  11,515,000
                         ==========  ==========  ==========  ==========

Net (loss) per
   share - basic and
   fully diluted         $   (0.00)  $   (0.00)  $   (0.01)  $   (0.01)
                         ==========  ==========  ==========  ==========


  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                            Statement of Cash Flows
                                 (unaudited)
               For the Six Months Ending June 30, 2005 and 2004
        and For the Period March 1, 1999 (Inception) to June 30, 2005



Statement of Cash Flows


                                         Six Months Ending     March 1, 1999
                                              June 30,        (Inception) to
                                         ------------------       June 30,

                                           2005      2004           2005
                                         --------  --------  -----------------
Cash flows from operating activities
Net (loss)                               $ (3,918) $ (6,130)  $      (85,603)
Impairment loss                                 -         -            6,065
Amortization expense                            -         -            6,935
                                         --------  --------  ---------------
Net cash used by operating activities      (3,918)   (6,130)         (72,603)
                                         --------  --------  ---------------

Cash flows from investing activities
 Development of website                         -         -          (13,000)
                                         --------  --------  ---------------
Net cash used by investing activities           -         -          (13,000)
                                         --------  --------  ---------------

Cash flows from financing activities
 Issuance of common stock                       -         -           91,853
                                         --------  --------  ---------------
Net cash provided by financing activities       -         -           91,853
                                         --------  --------  ---------------

Net (decrease) increase in cash            (3,918)   (6,130)           6,250
Cash - beginning                           10,168    20,642                -
                                         --------  --------  ---------------
Cash - ending                            $  6,250  $ 14,512   $        6,250
                                         ========  ========   ==============

Supplemental disclosures:
   Interest paid                         $      -  $      -   $            -
                                         ========  ========  ===============
   Income taxes paid                     $      -  $      -  $             -
                                         ========  ========  ===============

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the Company has recognized $776 in revenues and has accumulated operating losses of approximately $85,603 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2005, the Company had an accumulated deficit of $(85,603) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses, since its inception On July 1, 1999 through the period ended June 30, 2005. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the six month period ended June 30, 2005, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent six month operating period ended June 30, 2005, the Company did not generate any revenues. During the six months ended
June 30, 2005, the Company had a net loss of $(3,918) as compared to a net loss of $(6,130) for the same period last year. The majority of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company. During the Second Quarter, the Company continued to seek new strategies for its business plan. Since the Company's inception, on March 1, 1999, the Company experienced a net lost $(85,603).


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

As of June 30, 2005, the Company has 11,515,000 shares of common stock issued and outstanding held by approximately 43 shareholders of record.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended March 31, 2005. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2005. The Company no longer has any employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can Become profitable on a consistent Quarter-to-Quarter basis.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2005, no matters were submitted to the Company's security holders.

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

Dated:  August 8, 2005                       eClic, Inc.
        --------------                      ------------
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


BY:  \s\  Evagelina Esparza Barrza                Dated: August 8, 2005
     -----------------------------                       --------------
          Evagelina Esparza Barrza
          President
          Chief Executive Officer
          Chief Finacial Officer
          and Director