Form 10QSB
period 2005-09-30
ECLIC INC/NV
filed 2005-11-09
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2005
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 8, 2005, the registrant's outstanding common stock consisted of 11,515,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2005, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


            Report of Independent Registered Public Accounting Firm



eClic, Inc.
8455 W Sahara, Suite 130
Las Vegas, Nevada 89117


We have reviewed the accompanying balance sheet of eClic, Inc. (A Developmental Stage Company) as of September 30, 2005, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of eClic, Inc. (A Developmental Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

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



/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
November 7, 2005



              2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                        (702) 253-7511 Fax: (702)253-7501
                                   eClic, Inc.
                         (a Development Stage Company)
                                 Balance Sheets


Balance Sheets

                                                    September 30,
                                                        2005       December 31,
                                                     (Unaudited)       2004
                                                     -----------  ------------
Assets

Current assets:
   Cash                                              $     4,994  $     10,168
                                                     -----------  ------------
     Total current assets                                  4,994        10,168
                                                     -----------  ------------

                                                     $     4,994  $     10,168
                                                     ===========  ============


Liabilities and Stockholders' Equity

Current liabilities                                  $         -  $          -
                                                     -----------  ------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                               -             -
   Common stock, $0.001 par value, 70,000,000
      shares authorized, 11,515,000 shares issued
      and outstanding as of 09/30/05 and
      12/31/04 respectfully                               11,515        11,515
   Additional paid-in capital                             80,338        80,338
   Deficit accumulated during development stage          (86,859)      (81,685)
                                                     -----------  ------------
                                                           4,994        10,168
                                                     -----------  ------------

                                                     $     4,994  $     10,168
                                                     ===========  ============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                         (a Development Stage Company)
                             Statement of Operations
                                 (unaudited)
            For the Three Months Ending September 30, 2005 and 2004
            For the Nine Months Ending September 30, 2005 and 2004
      and For the Period March 1, 1999 (Inception) to September 30, 2005


Statement of Operations

                        Three Months Ending   Nine Months Ending  March 1, 1999
                              June 30,           September 30,   (Inception) to
                        --------------------  ------------------  September 30,
                            2005       2004       2005     2004       2005
                        ----------  --------  ---------  -------  -------------
Revenue                 $        -  $         -  $      - $    -  $       776

Expenses:
   Amortization expense                       -         -      -        6,936
   Research and development                   -         -      -        3,650
   Impairment loss                            -         -      -        6,065
   General and
     administrative
     expenses               1,256      2,020     5,200    8,173        71,179
                        ----------  --------  ---------  -------  -----------

      Total expenses        1,256      2,020     5,200    8,173        87,830
                        ----------  --------  ---------  -------  -----------


Other income:
   Interest income              -         12        26       35          195
                        ----------  --------  ---------  -------  -----------

      Total other income        -         12                 35          195
                        ----------  --------  ---------  -------  -----------

Net (loss)              $  (1,256)  $ (2,008) $ (5,174)  $(8,138) $  (86,859)
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
                        ==========  ==========  ==========  ==========


  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 eClic, Inc.
                        (a Development Stage Company)
                            Statement of Cash Flows
                                 (unaudited)
            For the Nine Months Ending September 30, 2005 and 2004
      and For the Period March 1, 1999 (Inception) to September 30, 2005



Statement of Cash Flows


                                         Nine Months Ending    March 1, 1999
                                           September 30,      (Inception) to
                                         ------------------    September 30,
                                           2005      2004           2005
                                         --------  --------  -----------------
Cash flows from operating activities
Net (loss)                               $ (5,174) $ (8,138)  $      (86,859)
Impairment loss                                 -         -            6,065
Amortization expense                            -         -            6,935
                                         --------  --------  ---------------
Net cash used by operating activities      (5,174)   (8,138)         (73,859)
                                         --------  --------  ---------------

Cash flows from investing activities
 Development of website                         -         -          (13,000)
                                         --------  --------  ---------------
Net cash used by investing activities           -         -          (13,000)
                                         --------  --------  ---------------

Cash flows from financing activities
 Issuance of common stock                       -         -           91,853
                                         --------  --------  ---------------
Net cash provided by financing activities       -         -           91,853
                                         --------  --------  ---------------

Net (decrease) increase in cash            (5,174)   (8,138)           4,994
Cash - beginning                           10,168    20,642                -
                                         --------  --------  ---------------
Cash - ending                            $  4,994  $ 12,504   $        4,994
                                         ========  ========   ==============

Supplemental disclosures:
   Interest paid                         $      -  $      -   $            -
                                         ========  ========  ===============
   Income taxes paid                     $      -  $      -  $             -
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The original business of eClic, Inc. ("the Company") was to market and sell health care products, specifically prescription drug products, through its Internet website. The Company hoped to identify suppliers would be responsible for inventory, billing and shipping their products to the potential customers generated through the Company's Web site. Additionally, the Company planned to seek advertisers to advertise their product(s) on the Company's Web site. Since the inception of this business strategy, government regulations have limited the selling prescription medications through websites, as such, in order to stay compliant with government regulations, the Company abandoned it original business plan.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. Based on adverse market conditions and the struggle of many Internet "dot.com" companies, eClic has reconsidered its original business plan, and is currently seeking other business strategies.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2005, the Company had an accumulated deficit of $(86,859) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company is a 12(g) registered company under the Securities Exchange
Act of 1934, as amended (the "Exchange Act"). As a "reporting company," management believes the Company may be more attractive to a private acquisition target because its common stock shares may thereby be quoted on the OTC Bulletin Board.

The Company is currently seeking various options and strategies. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's President. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

Going Concern - The Company experienced operating losses, since its inception On July 1, 1999 through the period ended September 30, 2005. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes eClic has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations

During the nine month period ended September 30, 2005, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent nine month operating period ended September 30, 2005, the Company did not generate any revenues. During the nine months ended
September 30, 2005, the Company had a net loss of $(5,174) as compared to a net loss of $(8,138) for the same period last year. The majority of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company. During the Second Quarter, the Company continued to seek new strategies for its business plan. Since the Company's inception, on March 1, 1999, the Company experienced a net lost $(86,859).


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

As of September 30, 2005, the Company has 11,515,000 shares of common stock issued and outstanding held by approximately 43 shareholders of record.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended March 31, 2005. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2005. The Company no longer has any employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can Become profitable on a consistent Quarter-to-Quarter basis.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2005, no matters were submitted to the Company's security holders.

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


b)  Reports on Form 8-K

The Company did not file any Current Reports during the Quarter ended September 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 8, 2005                     eClic, Inc.
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


BY:  \s\  Evagelina Esparza Barrza                Dated: November 8, 2005
     -----------------------------                       ----------------
          Evagelina Esparza Barrza
          President
          Chief Executive Officer
          Chief Finacial Officer
          and Director