Form 10KSB
period 2005-12-31
AngioGenex, Inc.
filed 2006-04-07
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-26181

                                 AngioGenex, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                        86-0945116
--------------------------------                      -----------------
(State or other jurisdiction of                        (IRS Employer
incorporation  or  organization)                     Identification No.)

   425 Madison Ave Ste 902 New York NY                   10017
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)

                               (212) 874 6008
                        ---------------------------
                        (Issuer's telephone number)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

The issuer's revenues for the fiscal year ended December 31, 2005 were $0.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of $0.25 on February 15, 2006 is $2,500,000. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed affiliates.

As of April 6, 2006, there were 12,987,000 shares of the issuer's $0.001 par value common stock issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Parts II and III of this Annual Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the issuer's fiscal year ended December 31, 2005.

Transitional Small Business Disclosure Format (check one)     Yes [ ] No [X]

                             TABLE OF CONTENTS

                                                                          PAGE
                                     PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................43
    Item 3.  Legal Proceedings.............................................43
    Item 4.  Submission of Matters to a Vote of Security Holders...........43

                                     PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......44
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....45
    Item 7.  Financial Statements..........................................52
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................53
    Item 8A. Controls and Procedures.......................................53

                                    PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................54
    Item 10. Executive Compensation........................................54
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................54
    Item 12. Certain Relationships and Related Transactions................56
    Item 13. Exhibits......................................................56
    Item 14. Principal Accountant Fees and Services........................56

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safeharbor" for forward-looking statements. This Current Report on Form 10KSB contains forward-looking statements which reflect the views of the Registrant and its new members of management with respect to future events and financial performance. These forward-looking statements, including statements regarding the future plans of the Registrant, the development of the products and technologies owned by the Registrant and its subsidiary, and the market and need for those products, are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. Certain of the statements set forth in this report, including information incorporated by reference, constitute "Forward Looking Statements." Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "estimate," "project," "intend," "forecast," "anticipate," "plan," "planning," "expect," "believe," "will," "will likely," "should," "could," "would," "may" or words or expressions of similar meaning. All such forward looking statements involve risks and uncertainties, including, but not limited to: statements regarding our research and development programs; proposed marketing and sales; patents and regulatory approvals; the effect of competition and proprietary rights of third parties; the need for and availability of additional financing and our access to capital; the future trading of the common stock of the merged corporation; the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with pharmaceutical companies; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in this report under the heading "Market Risks," many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to obtain substantial additional funds, obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under agreements, to be capable of manufacturing and distributing products in commercial quantities at reasonable costs, to compete successfully against other products and to market products in a profitable manner. Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History and Background

DESCRIPTION OF THE REGISTRANT
-----------------------------

As disclosed in our 8KA filing of January 9,2006, on December 30, 2005, eClic, Inc. ("eClic"), a reporting public Nevada company completed the acquisition of AngioGenex, Inc. ("AGx"), a private New York State company (through a reverse triangular merger in which eClic Acquisition Corporation ("eClic Sub"), a wholly owned subsidiary of eClic formed solely for the purpose of facilitating the merger, merged with and into "AGx" ("the Merger"). AGx was the surviving corporation in the Merger and, as a result, became a wholly owned subsidiary of eClic. Subsequent eClic amended its Articles of Incorporation to change its name to AngioGenex, Inc. (AGx).The shares of common stock of the Registrant are not currently listed on any stock exchange. No shares have traded since the inception of the Company. Although eClic acquired AGx as a result of the Merger, the former stockholders of AGx received a majority of the voting interest in the combined enterprise as consideration for entering into the Merger. Additionally, the Merger resulted in AGx's management and Board of Directors assuming operational control of eClic. At the time of the Merger, eClic fell within the definition of a "shell company" as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. Post merger AGX is fully operating non-shell company.

For accounting purposes, this Merger is being accounted for in accordance with guidance set forth for transactions of this type by the Securities and Exchange Commission, which views mergers of this type to be capital transactions rather than business combinations. Therefore, this Merger is being accounted for as the issuance of common stock by AGx for the net monetary assets of eClic, accompanied by a recapitalization.

AngioGenex is a development stage biopharmaceutical company founded to create products that are uniquely useful for the treatment, diagnosis and prognosis of cancer. Our programs focus on (1) the discovery and development of orally active anti-cancer drugs that act by modulating the action of the Id proteins,(2) the measurement of Id proteins in tumors and blood to create products for the diagnosis and prognosis of cancer and (3) generating proof-of-concept data in relevant preclinical models to establish that modulation of Id genes and proteins is useful to treat non-oncologic diseases in which a surplus or deficit in the growth of blood vessels is an important part of the underlying pathology. Our proprietary technology is based on the research work of Dr. Robert Benezra and his colleagues at Memorial Sloan Kettering Cancer Center(MSKCC), who discovered the Id (inhibitor of differentiation) genes
And corresponding Id proteins and established their role in the formation of New blood vessels (angiogenesis) required for tumor growth and metastasis. Our intellectual property includes the rights to biotechnology in the Id field, which we acquired under exclusive worldwide licenses from MSKCC, and our own patented and proprietary technology and molecules that we have generated while developing our Id based anti-angiogenesis anti-cancer and other strategies.

On January 1, 2001, AngioGenex, Inc. signed a two-year industrial research agreement with Memorial Sloan Kettering Cancer Center ("MSKCC") to sponsor the research to determine if Id proteins are useful targets for anti-angiogenic drug design, which may be highly specific for the inhibition of tumor vasculature thereby blocking the growth and/or metastasis of a majority of neoplasms with few side effects. The research agreement provided that the Company would fund the project on a quarterly basis. The Company was committed to pay for legal costs in connection with related patent applications and protection. The Company paid $308,000 to MSKCC in connection with this research project. The research yielded valuable proprietary intellectual property in the form of "know-how" and trade secrets in the ID field.

In March of 2000, in exchange for $30,000 we obtained from MSKCC an exclusive worldwide right and license in the field of use, including to make, have made, use, lease, commercialize and sell licensed products and to use licensed processes derived from the invention. The agreement provides that an additional $200,000 shall be paid to MSKCC upon the submission to any regulatory authority of the first new drug application for any licensed product and $500,000 to be paid upon the first regulatory authority approval. In addition, the agreement also provides for royalty payments to MSKCC ranging from 2.5% - 4% of net sales and 15% of gross revenues from sub-license fees.

AngioGenex is a development stage company and has incurred significant losses since inception. We had an accumulated deficit of approximately $3,401,940 as of December 31, 2005. These losses have resulted principally from costs incurred in connection with research and development activities, license fees and general and administrative expenses.

Overview History and Background
-------------------------------

SCIENTIFIC AND TECHNICAL INFORMATION

Cancer is a genetic disease resulting in deregulated cell growth. Tumor suppressor genes and oncogenes inhibit or stimulate cell growth or proliferation and are normally in balance. Mutations in either or both of these gene classes can lead to cancer. Over the past 20 years, much research has focused on inhibiting the growth of tumor cells by either altering the activity of oncogenes or tumor suppressors so that normal growth properties are restored. This approach has met with limited success for several reasons. Tumor cells can acquire mutations rapidly and drugs designed to kill the tumor cell or alter protein activity are often countered with further mutations leading to drug resistance. In addition, many of the oncogenes and tumor suppressors have normal counterparts that are required for normal cell functions so that inhibiting their activity often causes serious side effects and toxicities. Finally, the mechanisms of action of some oncogenes and tumor suppressors are poorly understood limiting the development of more specific drug therapies. For these reasons, alternate approaches to the management and cure for cancer have been actively pursued.

THE ANTI-ANGIOGENIC APPROACH. One anticancer approach that has received much attention in recent years is targeting of the blood supply of the tumor. If tumors are prevented from recruiting new blood vessels for nutrients (through a process called angiogenesis) they cannot grow beyond a very small size and cannot spread (metastasize) to other parts of the body, rendering them essentially harmless to the patient. This approach is attractive because unlike tumor cells, the cells that form blood vessels do not acquire mutations at any appreciable rate and, therefore, acquired drug resistance is unlikely. In addition, the Company believes that the growth of blood vessels around tumors is a different process than normal angiogenesis in adults suggesting it is possible to develop non-toxic drug regimens for treating cancer. Normal angiogenesis occurs in adults primarily in wound healing and certain reproductive functions. Finally, the molecular steps that result in angiogenesis are becoming better understood, thereby providing new targets for anti-angiogenic drug design. Among these, the Id proteins have been demonstrated to play a key role in tumor angiogenesis. The Company is pursuing strategies to inactivate either the Id genes or Id proteins to inhibit the growth and metastasis of tumors.

Figure showing that the loss of Id genes prevents blood vessel formation in implanted Matrigel plugs. Wild type (left panel) or Id knockout (right panel)mice were inoculated with a Matrigel plug containing VEGF (a powerful angiogenesis promoting factor). The plug was removed after 10 days, sectioned, stained with H&E and the stained section observed at magnifications of 100x and 400x. Extensive blood vessel formation into the Matrigel plug is observed in the wild type animals. No blood vessel formation is observed in the animals lacking the Id1 and Id3 genes.

A NOVEL STRATEGY FOR CANCER THERAPY. The Id genes act early in fetal development to promote the growth of cells and blood vessels but are turned off prior to birth and are usually inactive in adult life. Id is reactivated in many tumor cells in the early stages of the disease and, importantly, it is also expressed in the blood vessels that infiltrate tumors. Through genetic manipulations in mice it has been shown that partial loss of Id function leads to a profound inhibition of the growth and metastasis of tumors. This inhibition can be attributed to the failure of the animals to develop an intact vasculature (network of blood vessels) within the tumor mass resulting in significant cancer cell death. Importantly, animals with reduced Id levels show no other obvious physiological abnormalities. Thus, the Id genes and proteins become attractive drug targets for the following reasons:

  o The Id proteins have been shown to be a key component for tumor angiogenesis.
  o The Id proteins are fetal specific and are only re-expressed during tumor vascularization but not in normal adult vasculature (with the exception of wound healing and reproductive functions) making it possible to design drugs that are not expected to cause side-effects
  o Only partial reduction in Id activity causes a significant inhibition of tumor angiogenesis.
  o The mechanism of Id action is well understood-thus allowing high-throughput screening and rational design of drug candidates.

  o Inactivation of Id before or after tumor formation is effective in preventing or limiting tumor growth in animal models that the Company believes is reasonably predictive of human activity.
  o Compounds of a known chemical class have been identified that bind and inhibit the Id protein in a biochemical and a cell culture screen.

The Company is actively studying their activity for the design of more potent and efficient Id protein inhibitors.

APPLICATIONS OF THE TECHNOLOGY. There are multiple therapeutic and prognostic/diagnostic applications of the Company's Id technology platform.

  o Id-Based Oncology Therapeutics. The discovery and development of one or more anticancer drugs is the primary corporate goal of AngioGenex. There is considerable evidence to demonstrate the effects of several Id proteins (Id1, Id2, and Id3) on different aspects of cellular growth. The participation of Id proteins in advanced human malignancy has been supported by the discovery that they exert pivotal contributions to essential cellular alterations that collectively cause malignant growth. The Id proteins support the formation of blood vessels into tumors that results in growth and metastasis. These proteins comprise a particularly compelling target for drug discovery because they are either absent or present in very low concentration in normal adult tissues. They are required only for wound healing and certain reproductive functions in adults. As a result, inhibition of Id proteins would be limited to the tumor and would not be expected to affect normal cellular functions and cause toxicity like other anti-angiogenic drugs that are less selective. Dr. Benezra has shown that mice that are deficient in one or more copies of the Id proteins (Id1 and/or Id3) are unable to support the growth and metastasis of tumors caused by the injection of several different types of cancer cells. Negative effects of Id deletion on preformed tumors have also been demonstrated. The evidence for the lack of growth of tumors with Id deficiency has been extended
by using genetically modified mice that      harbor either activated oncogenes
or mutated tumor suppressor genes that are commonly found in human cancers including breast and prostate. The inhibition of tumor growth in these animals is especially important since they are the most challenging models available and, as a result, are not often used by others to identify anti-cancer drugs. These are compelling models that mimic the human course of the disease because these animals are immune competent and the tumors develop spontaneously rather than grow from tumor cells that are injected into the mouse.

  o Id-based Products for Diagnosis/Prognosis of Cancer. The Company, in collaboration with BioCheck, Inc. is investigating the Id technology for its potential for the diagnosis and prognosis of various types of cancers. Clinical data acquired from the Albert Einstein School of Medicine shows that the presence or absence of Id2 is highly prognostic for the outcome of neuroblastoma in children. Measurement of Id2 as a prognostic for neuroblastoma will be useful in deciding the type of therapeutic intervention employed to treat this devastating childhood cancer. The neuroblastoma prognostic, expected to reach the market in 2006, will be the first of several diagnostic/prognostic products based on Id technology. The development of a serum test for breast cancer using a standard ELISA format is the second diagnostic product that is under development. Pilot measurements of serum Id proteins from patients with breast cancer suggest the possibility of developing a highly sensitive test that will allow early detection and the ability to monitor the progress of the disease during and after therapy. A small number of serum samples comparing age matched normal individuals and breast cancer patients were assayed blindly using the ELISA assay developed at BioCheck. This diagnostic test correctly identified the breast cancer patients and gave no false positives or false negatives. Additional clinical testing will be conducted to confirm these findings. The ability to detect the presence of breast cancer at a very early stage would allow early intervention and a much better opportunity to treat this disease successfully. The test would also provide early detection of reemergence of the disease following therapy and signal the need to re-institute therapy. Recent reports in the scientific literature suggest that Id measurements could also be useful in the prognosis of melanoma and cervical cancer. As testing for Id proteins progresses in breast cancer patients, it is likely that other tumors will eventually be made part of the Company's efforts in the diagnostic/prognostic area. The development of highly sensitive diagnostic and prognostic tests of the ELISA type is aided by the use of monoclonal antibodies (mAbs) to the Id proteins.

     BioCheck and AGx have developed mAbs for both human and mouse Id1, Id2 and Id3.These antibodies will also be used to identify those tumors in which Id proteins are expressed that may be amenable to anti-Id therapy. The mAbs to the Id proteins are being patented by AngioGenex and BioCheck but their distribution and use is controlled by AngioGenex. Their availability is expected to provide AngioGenex multiple opportunities to answer key questions regarding the action of the Id proteins that could not be addressed heretofore with certainty since only polyclonal antibodies are commercially obtainable. Their availability is expected to have a positive impact on progress of our product development programs. The Company has had many requests for these mAbs from academic research investigators whose work could add significantly to our understanding of the role of the Id genes in angiogenesis. While the Company welcomes these collaborations, the mAbs are only being distributed under conditions that reserves to AngioGenex all rights for research findings of commercial value that emerge as a result of their use.

  o Id-Related Ocular Therapeutics. There are other important diseases besides cancer in which the abnormal growth of blood vessels contributes to the underlying pathology. These include ARMD (age related macular degeneration) and diabetic retinopathy where growth of blood vessels has been implicated in the loss of vision and blindness. These are major diseases for which existing treatments are unsatisfactory. Medical experts in these diseases believe, and there is some experimental evidence to suggest, that blocking the growth of blood vessels would be therapeutic. The Company has obtained promising results in two animal models used routinely to identify drugs useful to treat these diseases. The first model involves subjecting very young mice to high oxygen concentrations (hyperoxia), a procedure that causes growth of blood vessels in the eye. This model is used routinely to screen for agents to treat ARMD. The absence of Id genes and proteins prevented the growth of blood vessels into the eye in this animal model. A second mouse model of ARMD that employs argon laser injury was also used to investigate the role of the Id genes and proteins in ocular angiogenesis. The argon laser model is the most predictive of a beneficial action of a drug or procedure for the treatment of ARMD. As in the hyperoxia model, Id deletion resulted in a failure of growth of new blood vessels into the eye. Additional research is being conducted to confirm and extend these findings and anti-Id molecules will be used in an attempt to reproduce these results. An antisense molecule that is known to block blood vessel formation in one in vivo model will be tested in the eye models and, if active, additional investigations will be initiated to identify a chemically related compound with more desirable properties that could be considered for development as a therapeutic for ARMD. It is possible to administer an antisense molecule by intravitreal injection for therapeutic purposes. This is acceptable medical practice because of the need to find a treatment that prevents loss of vision and blindness. siRNA (small interfering RNA) type molecules that would have similar application will also be tested in these models.

     After selection of a molecule suitable for development as a drug, the Company will seek a partner in the ocular area who will assume responsibility for completing the work to market. All research in the ocular area is currently being conducted for the Company by Glenn Stoller MD, the principal investigator and a practicing ophthalmologist and Patricia D'Amore, PhD (Schepens Eye Institute, Harvard), an expert in angiogenesis in the eye.

  o Modulation of Id Proteins to Treat Other Non-Oncologic Diseases. The manipulation of the Id genes and proteins offers multiple therapeutic opportunities that will be explored through proof-of-concept studies in suitable animal models with the goal of partnering drugs for use in non-oncologic indications with large pharmaceutical companies. The goal is to develop convincing evidence of the therapeutic potential of modulating the Id proteins by conducting proof of principle preclinical studies. This would include diseases such as severe arthritis and endometriosis where growth of blood vessels is part of the underlying pathology. It is not known at this time whether the pathology observed in these diseases involves the action of the Id proteins but there are animal models that can be used to test this hypothesis. The goal is to identify those diseases that are most likely to respond to anti-angiogenic therapy by testing in the appropriate animal models whether blood vessel formation can be blocked and whether doing so causes a reduction in the severity of the disease that occurs in these animals. Since the animal models closely mimic the human course of these diseases, the Company's proprietary Id knockout (KO) and Id KO/SCID mice will provide a convenient way to evaluate the role of Id proteins. If such a relationship is shown, anti-Id molecules
identified in the cancer and ocular therapeutic programs will be    evaluated
for their ability to replicate the therapeutic effect obtained in the presence of the Id proteins for these other indications.

  o Therapeutic Angiogenesis. The Company believes that therapies based on its proprietary Id-platform technology may also be useful to treat medical conditions in which it is important to increase blood vessel formation at a particular site in the body as in ischemic cardiovascular disease or wound healing, large markets that are not served well by current treatments. These indications would include myocardial infarction and peripheral vascular disease. During the course of screening for anti-Id drugs, it is possible that molecules that stimulate the formation of blood vessels will be identified. A commercial relationship would be sought with companies interested in drugs with pro-angiogenic properties.

RISK MANAGEMENT STRATEGY. The Company recognizes the risk associated with any early stage technology and has attempted to minimize this risk by evaluating the use of the Id technology in multiple product opportunities. The first priority of the Company is to discover and develop an anti-cancer drug that acts by preventing the formation of blood vessels (angiogenesis) into tumors by either by blocking the action of the Id genes or Id proteins. The validation of the usefulness of inhibiting blood vessel formation in cancer has been shown in man using drugs such as Avastin{trademark} whose target is vascular endothelial growth factor (VEGF). While these drugs appear to be only modestly effective, they demonstrate the potential value of treating cancer by this approach and suggest that a more potent and selective agent would be an even more important addition to cancer therapy.

The Company has identified both an antisense and a small organic molecule that inhibit the Id-related process responsible for formation of new blood vessels. These molecules are being optimized with the goal of selecting one or more for testing in animals and later in man. Simultaneously, additional research is being conducted to identify other inhibitors with characteristics that are superior through a contractual arrangement with Cengent Therapeutics, Inc (San Diego, Ca.) using a rational computational drug design approach. Their initial studies have led to the identification of approximately 350 chemical structures that are being obtained for screening. This effort has identified two lead molecules suitable for testing in animal models of cancer. While progress in the identification of an anti-Id molecule is proceeding with some success, the Company is acutely aware of the difficulties that are usually encountered in finding a drug that is effective in treating cancer. The major obstacle is the heterogeneity of tumors. That is, while cancer is thought to begin with the mutation of a single cell, the tumors that are formed are made up of numerous cellular cousins. As a result, drug treatment does not usually eliminate all the tumor cells (resistance) and the recurrence and metastasis of a tumor can be fatal. A major advantage of the Company's technology is that it is expected to circumvent this problem; anti-Id therapy is not aimed at the heterogeneous tumor cells but at the source of the formation of blood vessels. The latter are necessary if a tumor is to survive beyond the size of a pencil eraser. Elimination of the action of the Id proteins has been shown to block tumor formation in genetically modified animals that carry the human form of tumors with an effectiveness that is unequaled in the scientific literature.

While the discovery and development of one or more drugs to treat cancer is in progress, the Company is also engaged in other activities that the Company believes may bring in revenue through the application of the Id technology to other medical uses. This revenue will be used to support company operations and to further the effort to bring an anti-cancer drug to market. This strategy is aimed at reducing the risk associated with relying primarily on development of an anti-cancer drug as the first Company product. This strategy can be summarized and takes several forms. The Company has entered into an agreement with BioCheck Inc. for the development of diagnostics/prognostics from which, if the program is successful, the Company will receive milestone and royalties payments. In addition, the Company is determining if application of the Id technology has the potential to treat other non-oncologic but important diseases in which the growth of blood vessels is part of the underlying pathology. Experiments are in progress in animal models to identify antisense molecules that block new blood vessel formation by blocking expression of Id proteins. Molecules with this property are potentially useful to treat ocular diseases such as age related macular degeneration and diabetic retinopathy. Preliminary findings in two, recognized animal models of age related macular degeneration indicate that blocking the action of the Id genes prevents the abnormal growth of blood vessels into the retina. Animal models of endometriosis and obesity are also being tested to determine if abnormal blood vessel formation is prevented in the absence of the Id genes. Animal models of other human diseases will be pursued in the future as resources allow.

The goal is to determine if blocking the formation of blood vessels in these models results in a reduction of the symptoms that mimic those found in the same disease in humans.

The Company will not develop these products to market but will use this information to seek partners with expertise in the particular disease in which favorable results are obtained and, in return, the Company expects to receive milestones and royalty payments. It is also possible that research to discover a small molecule inhibitor of the Id genes or Id proteins will result in the identification of a compound that stimulates blood vessel formation. This molecule would be useful to promote wound healing or treat cardiovascular problems such as coronary artery disease and peripheral vascular disease where it is important to increase the blood supply to a particular area. Following the identification of a molecule with this property, the Company would seek a partnership with a company specializing in these diseases.

The revenue generated by the partnering arrangements in the diagnostic/prognostic area and diseases other than cancer will aid in supporting all phases of operations of the Company and will increase financial stability. This will enable the Company to focus internally on the application of the Id technology to develop orally active anti-cancer drugs. Using this strategy, the overall risk will be somewhat mitigated by mixing the higher risk associated with the anti-cancer project with an increased chance of success in one of a number of non-oncologic projects where risk is shared with a partner. This also permits the Company to focus undistracted on the cancer project.

COMPANY CORPORATE PARTNERING STRATEGIES

Partnering Therapeutic Applications. Depending upon the therapeutic area, the Company strategy is to partner drugs at different stages of development to major healthcare companies. In oncology, drug candidates will be tested through pivotal Phase II trials to obtain evidence of safety and efficacy in man prior to seeking a partner. In non-oncologic indications, a partner will be sought after a drug has been demonstrated to be potentially useful in proof-of-concept testing in animal models that mimic human disease. For example, the Company strategy is to partner an anti-angiogenic compound that prevents growth of blood vessels into the eye with a major firm that specializes in ocular products and to partner a pro-angiogenic molecule with a major firm that specializes in treating cardiovascular disease or wound healing. Partnering will reduce the Company's need to finance long-term clinical trials through the sale of equity and may increase the probability of success. It offers the potential of obtaining revenue from products in multiple therapeutic areas in which AngioGenex has limited drug discovery and development programs. The funding from partnering sources, in indications that are non-core to

AngioGenex, may benefit AngioGenex in additional ways such as cost sharing/reduction in areas that may be common to all programs, funding for cancer therapeutic programs from non-equity sources and others.

PARTNERING DIAGNOSTIC/PROGNOSTIC APPLICATIONS. The Company has contracted with BioCheck Inc. as its partner in the diagnostic/prognostic area. John Chen, Ph.D., the founder of BioCheck Inc. ("BioCheck") has a proven record in the field having created a number of successfully marketed diagnostic kits including EPT{trademark} (Early Pregnancy Test). AngioGenex has licensed the rights to develop Id based prognostics and diagnostics to BioCheck in exchange for milestones, royalties and the right to use internally, any developed technology (such as new assays or monoclonal antibodies). The Company supports the laboratory work at BioCheck by providing assays, reagents, tumor tissue and blood, as well as serving as consultants to provide current knowledge and expertise regarding new research findings in the field of Id proteins.

Currently, BioCheck is developing monoclonal antibodies (mAbs) for all four Id proteins (Id1, Id2, Id3 and Id4) for use in standard ELISA type tests and for kits for detection of the proteins in tumors and other tissues. These mAbs are critical to the development of diagnostics and all other research in the Id area. mAbs have been developed for Id1, Id2, and Id3 and are being used for these purposes.

CURRENT RESEARCH FOCUS.

The Company is conducting research essential to the discovery of anti-Id type molecules suitable for development as anti-cancer drugs, at a number of contract research organizations and collaborating laboratories. Part of this effort will involve the screening, using a Company developed assay, of both large and small libraries of small organic and naturally occurring molecules for their ability to inhibit the Id proteins. This will be done by one or more contract research organizations that specialize in this type of work and either have large libraries of compounds available for testing or will be based upon libraries purchased or developed by the Company. Rational drug design will also be employed using the most advanced research technology. For example, the crystal structure of Id1 has been identified and computational analysis is being used to determine the site of binding of a known anti-Id drug with modest inhibitory activity. This is an orally active organic molecule from a well-known chemical class. Based on these findings, screening results and other information that has been accrued, the Company has a plan for the identification of other, more potent anti-Id molecules.

The Company has entered into a contract with Cengent Therapeutics Inc., a leader in computational chemistry and structure based drug design and commenced a collaborative effort in June 2004. Their findings have led to the selection of approximately 350 small molecules and 12 peptides that were acquired for further winnowing through additional screening with the objective of selecting one or more compounds for more advanced testing. Two compounds with the desired anti-Id property have been identified for testing in established animal tumor models for their ability to block blood vessel formation and to inhibit tumor growth. Further refinement of the structure of an active molecule through iterative testing is part of the process and is expected to result in the identification of a proprietary "lead" compound with the desired anti-tumor properties.

The lead compound will be subjected to further testing in animals to obtain preliminary knowledge of its properties including safety and then it will be subjected to the more stringent tests required to complete the FDA requirements for an IND (Investigational New Drug Application). Clinical studies will then be conducted first in normal volunteers and then in cancer patients to obtain preliminary results regarding the safety and efficacy of the drug (Phase I &
II). If the results of both the animal and clinical studies indicate that the drug has potential as an anti-cancer agent, the Company will attempt to identify a partner willing to assume financial responsibility while sharing clinical development responsibility for completing the requirements for an NDA (New Drug Application) and marketing.

INTELLECTUAL PROPERTY

The Company will prosecute and protect its current patent applications worldwide and expects to file additional patents based on its own work and continuing research in the laboratories of Dr. Benezra at MSKCC and BioCheck, Inc. to the extent such work either falls within existing licenses or becomes the subject of new licenses. The Company will seek to expand its position in Id technology through the licensing and acquisition of additional related technologies.

The Company has license agreements with MSKCC granting worldwide exclusive license to the following pending patent applications. They include the use of the Id genes and proteins as therapeutic targets, the Id knockout mouse and the use of Id measurements to develop a diagnostic and/or prognostic test for use in cancer.

  o "Methods For Modulating Tumor Growth And Metastasis of Tumor Cells," United States and PCT applications filed on March 8, 2000

  o "Inhibitor of Differentiation Knockout Mammals and Methods of Use Thereof," United States and PCT applications filed on March 8, 2000

In Addition, the collaboration with BioCheck, Inc. has led to a number of proprietary, joint inventions regarding ID antibodies. Pursuant to the agreement between the companies these inventions are being protected by patent filings, and are subject to the terms of the Development and Marketing Agreement. While a number of patent applications are being prepared. To date the collaboration has led to the filing of the following application covering antibodies for ID-1:

   * "Novel Monoclonal Antibodies to ID1," United States and PCT applications filed June 16, 2005.

In addition the company owns exclusively, the rights to other important "know-how" in the field, including biological and chemical assays, antibodies and the chemical structures of the Id molecules, which are all necessary for the successful completion of the medicinal chemistry involved in designing compounds to inhibit Id activity and stifle angiogenesis. In sum, the Company's intellectual property position is comprehensive with proprietary priority patents pending and "know-how," in the Id field.

AGREEMENTS

AngioGenex has exclusive rights to any novel technology in angiogenesis that emerged from two research agreements supporting Dr. Benezra's laboratory for the period from 2000 to 2002. The Company agreed to a license with BioCheck, Inc. for the development of prognostics and diagnostics. The Company collaborated with Chiron Corporation to evaluate the ability of an anti-Id antisense molecule to block angiogenesis. AngioGenex provided a final report to Chiron that gave Chiron until July 9, 2004 to commence negotiations of a collaborative development agreement or provide AngioGenex the exclusive rights to the data (but not the molecule). Chiron informed the Company that it had elected not to enter such negotiations. The collaboration with Chiron has been completed and AngioGenex has the exclusive rights to all data generated during the collaboration. This information will aid the Company in its efforts to identify an antisense molecule suitable for development as a drug. The Company has entered into a contract with Cengent Therapeutics Inc. for the identification and screening of anti-Id molecules. In addition, the Company utilizes the services of academic institutions and contract organizations such as Comparative Biosciences, Inc., to conduct routine animal testing procedures.

MILESTONES

The anticipated timing for achieving key milestones in Company product development programs is given in the Gantt chart shown on the next page. Achieving these milestones depends upon successful fundraising. With adequate funding, the Company anticipates achieving the following:

  o By early 2006, identify optimized lead anti-Id molecules suitable for development for oncology and ocular use.

  o  By mid-2006, achieve a partnership in ocular therapeutics.


  o By mid-2006, conclude at least one corporate partnership in a non-oncologic, non-ocular therapeutic area

  o By late 2007, have one or more diagnostic/prognostic products on the market

                                [SEE GRAPHIC]


THERE CAN BE NO ASSURANCES THAT EVEN WITH ADEQUATE FUNDING THESE MILESTONES WILL BE MET.

COMPETITION
-----------

The Company believes that there is no other company developing an Id-based therapeutic, diagnostic or prognostic product. However, there are a large number of competitors developing cancer therapeutics based on an anti-angiogenic approach. There are also, a significant number of companies developing therapeutics and diagnostics based on other technologies. Table 4 to our previously filed 8KA and the comments thereto present the competitors' principal anti-angiogenic drug and biologic candidates currently in clinical trials. That table is representative and not all-inclusive.

GOVERNMENT REGULATION
---------------------

The FDA and comparable regulatory agencies in foreign countries, as well as drag regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of AngioGenex's lead product and any other products we may develop, acquire, or in-license).

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before AngioGenex's initial products may be marketed in the U.S. generally involves the following:

   o   Preclinical laboratory and animal tests;
   o Submission of an IND, which must become effective before human clinical trials may begin;
   o Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;
   o   Submission to the FDA of an NDA; and
   o   FDA review and approval of an NDA.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.

AngioGenex, Inc. then submits the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. AngioGenex Inc.'s submission of an IND may not result in FDA authorization to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent.

Further, an independent Institutional Review Board ("IRB") at each medical center proposing to conduct the clinical trials must review and approve any clinical study. The IRB also continues to monitor the study and must be kept aware of the study's progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

Human clinical trials are typically conducted in three sequential phases that may overlap:

   o Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion.

   o Phase II: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

   o Phase III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

Management cannot be certain that AngioGenex, Inc. will successfully initiate or complete Phase I, Phase II, or Phase III testing of AngioGenex's product candidates within any specific time period, if at all. Furthermore, the FDA or the Institutional Review Board or the IND sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Concurrent with clinical trials and pre-clinical studies, AngioGenex must also develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with good manufacturing practice ("GMP") requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and management must develop methods for testing the quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

The results of product development, pre-clinical studies, and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA reviews each NDA submitted and may request additional information, rather than accepting the NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA. The FDA has substantial discretion in the approval process and may disagree with AngioGenex's interpretation of the data submitted in the NDA.

The review process may be significantly extended by FDA requests for additional information or clarification regarding information already provided. Also, as part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA is not bound by the recommendation of an advisory committee. Manufacturing establishments often also are subject to inspections prior to NDA approval to assure compliance with GMPs and with manufacturing commitments made in the relevant marketing application.

Under the Prescription Drug User Fee Act ("PDUFA"), submission of an NDA with clinical data requires payment of a fee. For fiscal year 2005, that fee is $672,000. In return, the FDA assigns a goal often months for standard NDA reviews from acceptance of the application to the time the agency issues its "complete response," in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if these data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

In addition, the diagnostic assays and test kits being developed pursuant to our agreement with BioCheck Inc. require FDA approval or clearance before they can be marketed. There are two review procedures by which a product may receive such approval or clearance. Some products may qualify for clearance under a premarket notification, or 510(k) procedure, in which the manufacturer provides to the FDA a premarket notification that it intends to begin marketing the product, and satisfies the FDA that the product is substantially equivalent to a legally marketed product, which means that the product has the same intended use as, is as safe and effective as, and does not raise different questions of safety and effectiveness than a legally marketed device. A 510(k) submission for an in vitro diagnostic device generally must include manufacturing and performance data, and in some cases, it must include data from human clinical studies. Marketing may commence when FDA issues a clearance letter.

If a medical device does not qualify for the 510(k) procedure, the FDA must approve a premarket approval application, or PMA, before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of preclinical and extensive clinical studies. Before FDA will approve a PMA, the manufacturer must pass an inspection of its compliance with the requirements of the FDA quality system regulations.

AngioGenex, Inc. believes that these diagnostic assays will require only 510(k) clearance. Although not as lengthy and costly as a PMA process, management cannot be sure that the FDA will issue clearance for AngioGenex, Inc.'s 510(k)notifications for AngioGenex, Inc.'s diagnostic products in a timely fashion, or at all. FDA requests for additional studies during the review period are not uncommon, and can significantly delay clearance. Even if we were able to gain clearance of a product for one indication, changes to the product, its indication, or its labeling would be likely to require additional clearances.

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product or medical device. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon AngioGenex Inc.'s activities. Management cannot be certain that the FDA or any other regulatory agency will grant approval for the lead product (or any other products we may develop, acquire, or in-license) under development on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on AngioGenex, Inc.'s business. Any products manufactured or distributed by us pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with the FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon AngioGenex, Inc.'s third-party manufacturers. Failure to comply with these regulations could result, among other things, in suspension of regulatory approval, recalls, suspension of production or injunctions, seizures, or civil or criminal sanctions. Management cannot be certain that AngioGenex, Inc.'s present or future subcontractors will be able to comply with these regulations and other FDA regulatory requirements.

The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the FDA Modernization Act of 1997, the FDA will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements.

AngioGenex, Inc.'s product candidates are also subject to a variety of state laws and regulations in those states or localities where AngioGenex, Inc.'s lead product (and any other products we may develop, acquire, or in-license) are or will be marketed. Any applicable state or local regulations may hinder AngioGenex, Inc.'s ability to market AngioGenex Inc.'s lead product (and any other products we may develop, acquire, or in-license) in those states or localities. In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval. We may incur significant costs to comply with these laws and regulations now or in the future.

The FDA's policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of AngioGenex, Inc.'s potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on AngioGenex Inc.'s business. Management cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

OTHER REGULATORY REQUIREMENTS
-----------------------------

The U.S. Federal Trade Commission and the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS") also regulate certain pharmaceutical marketing practices. Also, reimbursement practices and HHS coverage of medicine or medical services are important to the success of procurement and utilization of AngioGenex Inc.'s product candidates, if they are ever approved for commercial marketing.

AngioGenex, Inc. is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. AngioGenex, Inc. may incur significant costs to comply with these laws and regulations now or in the future. Management cannot assure you that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on AngioGenex, Inc.'s current and anticipated operations.


DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS PRINCIPAL MEMBERS OF THE ANGIOGENEX, INC. TEAM


The AngioGenex team consists of leading scientists in the field of Id genes and Id proteins, including Dr. Benezra and several other experts who are members of the Company's Scientific Advisory Board (SAB). It also includes individuals who are knowledgeable and experienced in the acquisition and protection of intellectual property and in business development. Other members are experts regarding the needs and expectations of healthcare companies and the FDA drug development process. This team gives the Company strength in key areas needed for the discovery and development of pharmaceutical products.


KEY MEMBERS OF THE ANGIOGENEX, INC. TEAM

Management    Role           Background
----------    ----           ----------
Richard       CEO/President  Board of Directors Daiichi Asubio Pharmaceutical
Salvador,                    Research Laboratories (US); Consultant to
PhD                          Biopharmaceutical Sector, Senior Scientific Advisor
                             to Axonyx, Inc. and HMGene Inc.; Former VP and
                             International Director of Preclinical Development,
                             Hoffmann La Roche Inc.









William       COO            Principal JAWA Enterprises, a consultancy serving
Garland                      the Pharmaceutical and Biotechnology industry;
PhD                          Board of Directors Lpath, Inc.; SAB member of Tosk
                             Inc., Former VP Scientific Affairs Atairgin
                             Technologies Inc.;
                             Former Executive VP Pharmaceutical Development,
                             Centaur Pharmaceuticals Inc.; Former Senior
                             Director & Head US International Project
                             Management, Hoffmann-La Roche Inc.
Michael       VP Business    Co-founder, former  VP  and Chief Administration
Strage,       Development    Officer, Axonyx Inc.; Former Associate, Hancock,
Esq                          Rothert & Bunschoft Law Firm; Former Attorney,
                             Manhattan District Attorney Office.

George        General &      Of-Counsel for Gibbons, DelDeo, Dolan, Griffinger
Gould,        Patent         and Vecchione; Board of Directors Protein Design
Esq           Counsel        Labs Inc., Tapestry Pharmaceuticals Inc and
                             Supratek Pharma, Inc.; Former Chief Patent Counsel
                             and VP Licensing
                             and Corporate Development, Hoffmann La Roche, Inc.

Marty         Controller     Murray and Josephson, CPA, LLC; Formerly with
Murray,                      Richard Eisner & Company
MBA/CPA

Scientific
Advisory
Board         Role           Background
----------    ----           ----------
Robert        Chairman       Member and Head Molecular Mechanism of
Benezra,      SAB            Differentiation and Mitotic Checkpoint Control
PhD                          Laboratory, MSKCC

Antonio       SAB            Professor Neurology & Institute for Cancer
Iavarone,                    Genetics, Columbia Presbyterian Hospital
MD

Neil Rosen,   SAB            Member MSKCC; Professor Cell Biology & Medicine,
PhD, MD                      Weil Medical College, Cornell University

Patricia      SAB            Professor of Ophthalmology (Pathology), Schepens
D'Amore,                     Eye Research Institute (Harvard)
PhD

Shahin        SAB            Professor of Geriatric Medicine, Weill Medical
Rafii, MD                    College, Cornell University

Glenn         SAB            Practicing  Ophthalmologist;  Clinical  Professor
Stoller, MD                  Ophthalmology  at  Presbyterian  Hospital, Weill
                             Medical Center, Cornell University







John Chen,    SAB            Founder,  CEO  &  Chairman of BioCheck, Inc.;
PhD                          Founder and Director Rapid Diagnostics, Inc.;
                             Founder  Medix BioTech Inc., Founder  Pacific
                             Biotech  Inc; Former Scientist at Sigma Chemical
                             Company, Mallinckrodt Inc. and Beckman
                             Instruments Inc.


The name, age and business experience of each of AngioGenex, Inc.'s directors and executive officers as of the date of this report are shown below. Each such person became an officer and/or director of the Registrant on December 30, 2005 upon the closing of the merger.

RICHARD A. SALVADOR, PH.D. (AGE 72)
CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR

Dr. Salvador was with Hoffmann-La Roche, Inc. from 1970 to 1997, most recently as Vice-President and Director of International Pre-clinical Development and Deputy to the President, International Research and Development. The three major departments reporting to him worldwide were Toxicology and Pathology, Drug Metabolism, and Pharmaceutical Research and Development. In the U.S., Dr. Salvador was responsible for approximately 350 personnel and an annual budget in excess of $60 million. Dr. Salvador was also a member of key international Hoffman-La Roche R&D committees.

Dr. Salvador is on the Board of Directors of Suntory Pharmaceutical
Research Laboratories, Cambridge, MA, and was a Senior Scientific Advisor to Axonyx Inc., New York, NY. He has served as a consultant to the biotechnology industry in recent years. Dr. Salvador has a Ph.D. in Pharmacology from George Washington University, Washington, DC.

WILLIAM A. GARLAND, PH.D. (AGE 60)
VICE PRESIDENT AND CHIEF OPERATING OFFICER.

Dr. Garland joined the Company in 2001. From 1994 to 2000, Dr. Garland was Executive Vice President Pharmaceutical Development with Centaur Pharmaceuticals Incorporated, a Silicon Valley development stage biopharmaceutical company. At Centaur, he was responsible for all aspects of pre-clinical drug testing, the design and execution of clinical studies, quality assurance, quality control, pilot manufacturing, interactions with the FDA and international drug regulatory authorities along with presentation of Centaur's development efforts to potential corporate partners and investors. While at Centaur he progressed three projects from discovery stage to Phase II clinical testing, and helped manage the growth of Centaur from fewer than a dozen employees to more than 100 employees in a six-year period. At Centaur,

Dr. Garland also co-invented a compound, CPI-1189, that demonstrated efficacy in two Phase II clinical trials, and was a key participant in the successful negotiation of an $80 million corporate alliance with Arcus, Astra AB's neuroscience company, and the successful negotiation of a $30 million corporate alliance with Lundbeck A/S. CPI-1189 is currently in Phase III clinical development as REN-1654 (Renovis, Inc.). Dr. Garland was with Hoffmann-La Roche, Inc. from 1974-1994, most recently as Senior Director and U.S. Head of International Project Management. During his 20-year tenure at Roche, he managed groups consisting of as many as 100 scientific and administrative personnel. Immediately prior to joining AngioGenex, he was Vice President Scientific Affairs of Atairgin Technologies, Inc. an emerging healthcare technology company, where he was responsible for all aspects of R&D, quality and clinical effort associated with the Company's oncology-related diagnostic and therapeutic efforts. Dr. Garland received a BS in chemistry from the University of San Francisco and a Ph.D. in medicinal chemistry from the University of Washington. He has authored or co-authored over 100 scientific publications.

MICHAEL M. STRAGE (AGE 46)
CHAIRMAN AND VP BUSINESS DEVELOPMENT

Mr. Strage was a co-founder of Axonyx Inc., a publicly traded biotechnology company (NASD: AXYX) engaged in the development of drugs to treat Alzheimer's disease. As a founding Officer and Director he was responsible for all business and administrative aspects of Axonyx from its inception in 1996 to its listing on the NASDAQ-NMS in January 2001. As Vice President and Chief Administrative Officer of Axonyx, Mr. Strage was responsible for negotiating all of the company's major corporate transactions including the agreements under which Axonyx first acquired its intellectual property portfolio that includes the commercial rights to the pre-clinical research and development programs at New York University School of Medicine and the National Institute on Aging, and subsequently out-licensed some of those rights through pharmaceutical joint development agreements, including a major world-wide licensing agreement with Serono International S.A. In addition, Mr. Strage directed all aspects of the administrative operations of Axonyx including finance, where he participated actively in each of the multiple phases of the company's capital formation, budgeting, human resources, infrastructure, corporate communications and investor relations As Chairman and founder of AngioGenex, Mr. Strage recruited and assembled the AngioGenex management team and its Scientific Advisory Board. On the Company's behalf, he acquired the exclusive rights to Dr. Benezra's anti-cancer work by negotiating the Company's Industrial Research and Commercial licenses with MSKCC. Mr. Strage was responsible for raising the seed capital used to create the Company and that funded the collaboration with MSKCC. Prior to joining Axonyx in 1996, Mr. Strage was an associate at the Los Angeles law firm of Hancock, Rothert & Bunschoft and prior thereto an assistant district attorney at the Manhattan District Attorney's office.

GEORGE GOULD, ESQ. (AGE 69)
VICE PRESIDENT AND GENERAL COUNSEL, DIRECTOR.

Mr. Gould was the Chief Patent Counsel and Vice President of Licensing and Corporate Development at Hoffmann-La Roche, Inc. from 1989 to 1996. Since 1989, Mr. Gould has also been a Director of Protein Design Labs, Inc. (NASD: PDLI), a biotechnology company engaged in the development of humanized monoclonal antibodies for the prevention and treatment of disease, with a current market capitalization of $2.4 billion, of Tapestry Pharmaceuticals, Inc. (NASD:TAPH - formerly NaPro Biopharmaceuticals, Inc.) an early stage targeted oncology products company and Supratek Pharma, Inc., a private formulation development company. Since 1996, Mr. Gould has taught patent law at Seton Hall University Law School and has been "of-counsel" to the law firm of Gibbons, DelDeo, Dolan, Griffinger & Vecchione. Mr. Gould has degrees in Chemistry from Johns Hopkins University and received law degrees from Columbia University and New York University.

MARTIN F. MURRAY CPA, MBA (AGE 42)
CONTROLLER SECRETARY/TREASURER, CFO, DIRECTOR.

Mr. Murray 38 is a founder and managing partner of Murray and Josephson, CPAs, LLC. He previously held the position of managing partner at the accounting firm of Leeds & Murray, and audit manager with Eisner, LLP. His experience includes providing accounting, auditing, tax, and consulting services for publicly-traded and privately-owned companies, including: professional organizations, biotechnology companies, creative artists, and manufacturing firms. Mr. Murray has appeared on television news as a guest expert and has led a series of Continuing Professional Education seminars. He is a member of the tax section of the American Institute of Certified Public Accountants, and the New York State Society of Certified Public Accountants where he served on the health care committee. He earned his MBA in taxation from Baruch College where he also earned his BBA in Accountancy.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Audit and other Committees
--------------------------

We currently do not have standing audit, nominating or compensation committees. Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

DIRECTOR COMPENSATION

We have not paid our directors fees in the past for attending scheduled and special meetings of our board of directors. In the future, we may adopt a policy of paying independent director a fee for their attendance at board and committee meetings. We do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.


FACILITIES
----------

AngioGenex, Inc.'s executive offices are located at: 425 Madison Avenue Suite 902 New York, New York 10017. The company's research and development programs including drug screening, animal breeding are performed at contract research organizations and academic facilities pursuant to contract.


EMPLOYEES
---------

AngioGenex, Inc. has no current employees. Employee-like services are provided by Richard Salvador, President and CEO, and by Michael Strage, the Founder and
Vice President of Business Development, and General Counsel.   Both of
these individuals will devote over 30 hours a week to AngioGenex, Inc. and they have additional responsibilities outside of AngioGenex, Inc. William Garland, VP of Research and Development performs services on a consulting basis, and is paid $5,000 monthly and is reimbursed for expenses. It is anticipated that these individuals will become full-time employees for AngioGenex, Inc. within the next year.

RISK FACTORS
------------

AngioGenex is a development stage company that has generated no revenues and a loss of $3,401,940 from March 31, 1999 (inception) to December 31, 2005. Management expects to incur significant operating losses for the foreseeable future. AngioGenex may not be able to validate and market products in the future that will generate significant revenues. In addition, any revenues that AngioGenex may generate may be insufficient for AngioGenex to become profitable. In particular, there are no assurances that AngioGenex can:

   o raise sufficient capital in the public and/or private markets;

   o obtain the regulatory approvals necessary to commence selling its therapeutic drugs or diagnostic products in the U.S., Europe or elsewhere;

   o develop and manufacture drugs in a manner that enables AngioGenex to be profitable and meets regulatory, strategic partner and customer requirements;

   o develop and maintain relationships with key vendors and strategic partners that will be necessary to optimize the market value of the drugs AngioGenex plans to develop;

   o respond effectively to competitive pressures; or

   o recruit and build a management team to accomplish AngioGenex's business plan.

If AngioGenex is unable to accomplish these goals, its business is unlikely to succeed.

AngioGenex has a limited product and technology portfolio at the current time.

   AngioGenex does not have any products in clinical trials. Although its products might ultimately show effectiveness against multiple disease states, AngioGenex has validated its technology only in animal models.

   There can be no assurance that any of AngioGenex's other product ideas will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

   There can be no assurance that any programs or technologies that AngioGenex might license in or acquire in the future will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

ANGIOGENEX MUST OBTAIN GOVERNMENTAL APPROVAL FOR EACH OF ITS PRODUCTS.
----------------------------------------------------------------------

   The development, production and marketing of AngioGenex's potential products are subject to extensive regulation by government authorities in the United States and most other developed countries. The process of obtaining approval from the Food and Drug Administration (FDA) in the United States requires conducting extensive pre-clinical and clinical testing.

   AngioGenex has limited experience in, and limited resources available for, regulatory activities. Failure to comply with applicable regulations can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

   Any of the following events can occur and, if any did occur, any one could have a material adverse effect on AngioGenex's business, financial conditions and results of operations:

  o  difficulty in securing centers to conduct trials;

  o difficulty in enrolling patients in conformity with required protocols or projected timelines;

  o unexpected adverse reactions by patients or a temporary suspension or complete ban on trials of AngioGenex's products due to adverse side effects;

  o clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of AngioGenex's lead product, other products in development, or any other products AngioGenex may acquire or in-license; o there can be delays, sometimes long delays, in obtaining approval for its product candidates;

  o the rules and regulations governing product candidates can change during the review process, which can result in the need to spend time and money for further testing or review;

  o if approval for commercialization is granted, it is possible the authorized use will be more limited than we believe is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities; and

  o once granted, approval can be withdrawn, or limited, if previously unknown problems arise with AngioGenex's human-use product or data arising from its use.

   These and other factors could delay marketing approval from the FDA or cause AngioGenex to fail to receive any approval from the FDA or other governmental authorities.

   Clinical trials are expensive, time-consuming and difficult to design and implement.

    Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time- consuming, and we do not know whether planned clinical trials will begin on time or whether AngioGenex will complete any of its clinical trials on schedule or all. Significant delays may adversely affect AngioGenex's financial results and the commercial prospects for potential products or any other products AngioGenex may acquire or in-license, and delay the ability to become profitable. Product development costs and collaborators will increase if AngioGenex has delays in testing or approvals or if AngioGenex needs to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause AngioGenex to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

   o  changes to applicable regulatory requirements;
   o  unforeseen safety issues;
   o  determination of dosing issues;
   o  lack of effectiveness in the clinical trials;
   o  slower than expected rates of patient recruitment;
   o inability to monitor patients adequately during or after treatment;
   o inability or unwillingness of medical investigators to follow AngioGenex's clinical protocols;
   o inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and
   o suspension or termination of clinical trials for various reasons, including noncompliance with regulatory requirements or changes in the clinical care protocols and standards of care within the institutions in which AngioGenex's trials take place.

   In addition, AngioGenex or the FDA may suspend the clinical trials at any time if it appears that AngioGenex are exposing participants to unacceptable health risks or if the FDA finds deficiencies in any Investigational New Drug Applications ("IND") or the conduct of these trials. A number of companies in the biotechnology and drug development industries have suffered significant setbacks in advanced clinical trials despite promising results in earlier trials. In the end, AngioGenex may be unable to develop marketable products.

THE RESULTS OF ANGIOGENEX'S CLINICAL TRIALS MAY NOT SUPPORT THE PRODUCT CANDIDATE CLAIMS.

   Even if AngioGenex's clinical trials are completed as planned, their results may not support the product-candidate claims, or the FDA or government authorities may not agree with the conclusions regarding such results. Success in preclinical testing and early clinical trials does not ensure that will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, AngioGenex's clinical trials will delay the filing of the NDAs with the FDA and, ultimately, AngioGenex's ability to commercialize its product candidates and generate product revenues.

   Delays in patient enrollment for clinical trials could increase costs and delay regulatory approvals.

   The rate of completion of AngioGenex's clinical trials will depend on the rate of patient enrollment. There may be substantial competition to enroll patients in clinical trials for AngioGenex's product and any other products AngioGenex may develop or in-license. This competition has delayed the clinical trials of other biotechnology and drug development companies in the past. In addition, recent improvements in existing drug therapy may make it more difficult for us to enroll patients in the clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in patient enrollment can result in increased development costs and delays in regulatory approvals.

   AngioGenex's lead product candidate requires several additional processes before it is ready for an initial IND filing with the FDA; we may not successfully perform such processes, or the results from such processes may not support the filing of an IND.

   The industry is highly competitive, so, even if AngioGenex's products ultimately get approved by the FDA, the success depends on management's ability to sustain competitive advantages.

   The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Other larger and well funded companies have developed and are developing drugs that, if not similar in type to AngioGenex's drugs, are designed to address the same patient or subject population. Therefore, AngioGenex's lead product, other products in development, or any other products AngioGenex may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor's product is better than AngioGenexs', for whatever reason, then AngioGenex could make less money from sales, if Angiogenex is able to generate sales at all.

   There are many reasons why a competitor might be more successful than AngioGenex, including:

   o Most competitors have greater financial resources and can afford more technical and development setbacks than we can.

   o Most competitors have been in the drug-discovery and drug-development business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience and their name recognition give them a competitive advantage over AngioGenex.

   o Some competitors may have a better patent position protecting their technology than AngioGenex has or will have to protect its technology. If AngioGenex cannot use AngioGenex's proprietary rights to prevent others from copying AngioGenex's technology or developing similar technology, then AngioGenex's competitive position will be harmed.

   o Some companies with competitive technologies may move through stages of development, approval, and marketing faster than we do. If a competitor receives FDA approval before AngioGenex, then it will be authorized to sell its products before AngioGenex can sell its products. The first company "to market" often has a significant advantage over latecomers; a second-place position could result in less-than-anticipated sales.

   o The recent completion of the sequencing of the human genome may result in an acceleration of competing products due to enhanced information about disease states and the factors that contribute to the disease.

   The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, noninfringed versions of a drug in order to facilitate the approval of abbreviated new drug application for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b) (2) applications, that rely on literature and clinical data not originally obtained by the drug sponsor. In light of these incentives and especially if AngioGenex's lead product (or other drug candidates in development or any other products we may acquire or in-license) are commercially successful, other manufacturers may submit and gain successful approval for either an abbreviated new drug application or a 505(b)(2) application that will compete directly with AngioGenex's products. Such competition will cause a reduction in AngioGenex's revenues.

   If AngioGenex is unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may not be able to generate product revenue.

AngioGenex does not currently have an organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, management must build sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In addition, management has no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. Furthermore, AngioGenex will compete with many companies that currently have extensive and well-funded marketing and sales operations. AngioGenex's marketing and sales efforts may be unable to compete successfully against these companies. If management is unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, AngioGenex may not be able to generate product revenue and may not become profitable.

   AngioGenex is dependent on third-party manufacturers, where AngioGenex has limited control to manufacture products. The manufacturing process of products in the field and any other therapeutic products management may want to commercialize is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, it is expected that AngioGenex's proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA.

   AngioGenex does not have any manufacturing facilities and expect to rely on one or more third-party manufacturers to properly manufacture any products we may develop or in-license and may not be able to quickly replace manufacturing capacity without the use of a third party's manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the noncompliance could not be rapidly rectified.

    AngioGenex's inability or reduced capacity to have any products we may develop or in-license manufactured would prevent AngioGenex from successfully commercializing its proposed products. AngioGenex's dependence upon third parties for the manufacture of its proposed products may adversely affect its profit margins and its ability to develop and deliver proposed products on a timely and competitive basis. Any delays in formulation and manufacturing objectives may cause a delay in AngioGenex's clinical program, and could have an adverse effect on any potential sales or profits.

     If Medicare and other third-party payors, including managed care organizations, do not provide adequate reimbursement for AngioGenex's potential products, if commercialized, the commercial success of AngioGenex's product candidates could be compromised.

      Reimbursement by a third-party payor may depend on a number of factors, including a payor's determination that AngioGenex's product candidates, if commercialized, are: experimental or investigational; not medically necessary; not appropriate for the specific patient; or not cost- effective.

      Reimbursement by Medicare may require a review that will be lengthy and that will be performed under the provisions of a National Coverage Decision process with payment limits as the Secretary of Health and Human Services, or HHS, determines appropriate. We cannot guarantee that the Secretary of HHS will act to approve any of AngioGenex's products, if commercialized, on a timely basis, or at all. In addition, there have been and will most likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. Any future changes in Medicare reimbursement that may come about as a result of enactment of healthcare reform or of deficit-reduction legislation will likely continue the downward pressure on reimbursement rates. In addition, emphasis on managed care in the United States may continue to pressure the pricing of healthcare services, in certain countries outside the United States, pricing and profitability of prescription pharmaceuticals are subject to government control. Third party payors, including Medicare, are challenging the prices charged for medical products and services. In addition, government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for many drugs and diagnostic products. If government and other third-party payors do not provide adequate coverage and reimbursement for AngioGenex's products, it may adversely affect the business. Since policy-level reimbursement approval is required from each private payor individually, seeking such approvals is a time-consuming and costly process. If management is unable to obtain adequate reimbursement approval from Medicare and private payors for any of AngioGenex's products, or if the amount reimbursed is inadequate, AngioGenex's ability to generate revenue will be limited.

    Physicians and patients may not accept and use AngioGenex's potential drugs. Even if the FDA approves the Company's products, (or any other product we commercialize), physicians and patients may not accept and use it, Acceptance and use of the future products, will depend upon a number of factors including:

   o perceptions by members of the health care community, including physicians, about the safety and effectiveness of AngioGenex's drugs and the use of controlled substances;

   o cost-effectiveness of AngioGenex's drugs or diagnostic products relative to competing products;

   o availability of reimbursement from government or other healthcare payors for AngioGenex's products,

   o effectiveness of marketing and distribution efforts by AngioGenex's licensees and distributors, if any.

    Because AngioGenex expects sales of its current product candidates, if approved, to generate substantially all of its product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would severely harm its business.

   A primary source of revenue, SBIR grant funds from the NIH, may not continue to be a source of revenue in the future.

    Any claims relating to improper handling, storage or disposal of biological, hazardous and radioactive materials used in AngioGenex's business could be costly and delay the research and development efforts, AngioGenex's research and development activities involve the controlled use of potentially harmful hazardous materials, including volatile solvents, biological materials such as blood from patients that has the potential to transmit disease, chemicals that cause cancer, and various radioactive compounds. AngioGenex's operations also produce hazardous waste products. AngioGenex faces the risk of contamination or injury from the use, storage, handling or disposal of these materials. We are subject to federal, state, and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant, and current or future environmental regulations may impair research, development or production efforts. In the event of contamination or injury, AngioGenex could be subject to criminal sanctions or fines or held liable for damages, AngioGenex's operating licenses could be revoked, or AngioGenex could be required to suspend or modify its operations and its research and development efforts.

   AngioGenex could occasionally becomes subject to commercial disputes that might harm AngioGenex's business by distracting management from the operation of the business, by increasing expenses and, if AngioGenex does not prevail, it is subject to potential monetary damages and other remedies.

   From time to time AngioGenex can become engaged in disputes regarding its commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact of its financial position or operations. Even if AngioGenex prevails in these disputes, they may distract management from operating the business and the cost of defending these disputes would reduce operating results.

   AngioGenex may be subject to product liability claims. The development, manufacture, and sale of pharmaceutical products expose AngioGenex to the risk of significant losses resulting from product liability claims. Although management intends to obtain and maintain product liability insurance to offset some of this risk, AngioGenex may be unable to secure such insurance or it may not cover certain potential claims.

   AngioGenex may not be able to afford to obtain insurance due to rising costs in insurance premiums in recent years. If management is able to secure insurance coverage, AngioGenex may be faced with a successful claim in excess of AngioGenex's product liability coverage that could result in a material adverse impact on AngioGenex's business. If insurance coverage is too expensive or is unavailable, AngioGenex may be forced to self-insure against product-related claims. Without insurance coverage, a successful claim against AngioGenex and any defense costs incurred in defending AngioGenex may have a material adverse impact on operations.

As a result of AngioGenex's limited operating history, AngioGenex may not be able to correctly estimate the future operating expenses, which could lead to cash shortfalls. AngioGenex was incorporated in 1999 and has only a limited operating history from which to evaluate its business. AngioGenex has generated only $450.000 in revenues to date, and has not received FDA approval for marketing any of its product candidates. Failure to obtain FDA approval for its products would have a material adverse effect on AngioGenex's ability to continue operating. Accordingly, these prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. AngioGenex may not be successful in addressing such risks, and the failure to do so could have an adverse effect on the business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of the markets in which AngioGenex competes, if the historical financial data is of limited value in estimating future operating expenses. AngioGenex's budgeted expense levels are affected based on its expectations concerning future revenues. However, AngioGenex's ability to generate any revenues beyond grants depends largely on receiving marketing approval from the FDA. Moreover, if FDA approval is obtained, the size of any future revenues depends on the choices and demand of individuals, which are difficult to forecast accurately. AngioGenex may be unable to adjust its operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for its products could have an immediate and material adverse effect on the business, results of operations, and financial condition.

AngioGenex's operating results may fluctuate as a result of a number of factors, many of which are outside of AngioGenex's control. For these reasons, comparing AngioGenex's operating results on a period-to-period basis may not be meaningful, and no one should not rely on the past results as any indication of AngioGenex's future performance. AngioGenex's quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the SBIR grants may not continue at the current levels. AngioGenex's operating results in future quarters may fall below expectations. Any of these events could adversely impact business prospects and make it more difficult to raise additional equity capital at an acceptable price per share. Each of the risk factors listed in this "Risk Factors" section may affect AngioGenex's operating results.

AngioGenex's business and its industry are constantly changing and evolving over time. Furthermore, we compete in an unpredictable industry and regulatory environment. AngioGenex's ability to succeed depends on its ability to compete in this fluctuating market. As such, the actual operating results may differ substantially from projections.

AngioGenex's audited 2005 financial statements will indicate a going-concern qualification. AngioGenex anticipates that the report of its independent public accountants covering its audited financial statements for the years ended March 31, 2005 and the nine months ending December 31, 2005 will state that certain factors, including its net losses and its net cash used in the operating activities, when compared with net cash position, raise substantial doubt as to AngioGenex's ability to continue as a going concern.

AngioGenex may be unable to maintain an effective system of internal controls and accurately report its financial results or prevent fraud, which may cause current and potential stockholders to lose confidence in AngioGenex's financial reporting and adversely impact the business and the ability to raise additional funds in the future.

Effective internal controls are necessary for AngioGenex to provide reliable financial reports and effectively prevent fraud, if AngioGenex cannot provide reliable financial reports or prevent fraud, its operating results and reputation could be harmed as a result, causing stockholders and/or prospective investors to lose confidence in management and making it more difficult for AngioGenex to raise additional capital in the future.

Acquisitions or in-licensing of drug-development programs could result in operating difficulties, dilution and other harmful consequences.
AngioGenex may acquire complementary companies, products, or technologies or seek to in-license certain technologies, but have only limited experience in these types of transactions. Management has evaluated, and expects to continue to evaluate, a wide array of potential strategic transactions. From time-to-time, management may engage in discussions regarding potential acquisitions or the in-licensing or certain technologies management believes critical to AngioGenex's business. Any one of these transactions could have a material effect on AngioGenex's financial condition and operating results. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and therefore entails significant risk.

Any acquisitions AngioGenex makes may disrupt operations and divert management's attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. AngioGenex may also have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to the stockholders. In addition, AngioGenex's profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets.

If AngioGenex loses the services of key management personnel, AngioGenex may not be able to execute its business strategy effectively.

AngioGenex's future success depends in a large part upon the continued service of key members of its senior management team. In particular, Richard Salvador, CEO, William Garland, Ph.D., and COO and Vice President of R&D, are critical to AngioGenex's overall management as well as the development of the technology, the culture and the strategic direction for AngioGenex.

All of the executive officers and key employees are at-will employees, and AngioGenex does not maintain any key-person life insurance policies. Any loss of management or key personnel could materially harm the business.

AngioGenex relies on highly skilled personnel and, if unable to retain or motivate key personnel or hire additional qualified personnel, AngioGenex may not be able to grow effectively.

AngioGenex's performance is largely dependent on the talents and efforts of highly skilled individuals. The future success depends on the continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of the organization. Competition in the industry for qualified employees is intense, especially in the Southern California market, and it is likely that certain competitors will directly target some of AngioGenex's employees. The continued ability to compete effectively depends on the ability to retain and motivate existing employees.

Management may also need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. AngioGenex competes for qualified individuals with numerous biopharmaceutical companies and other emerging entrepreneurial companies, as well as universities and research institutions. Competition for such individuals, particularly in the Southern California area is intense, and may not be able to successfully recruit or retain such personnel. Attracting and retaining qualified personnel will be critical to AngioGenex's success.

AngioGenex may not successfully manage any experienced growth. AngioGenex's success will depend upon the expansion of its operations and the effective management of any such growth, which will place a significant strain on management and on administrative, operational, and financial resources. To manage any such growth, management must expand the facilities, augment it's operational, financial and management systems, and hire and train additional qualified personnel. If management is unable to manage its growth effectively, its business would be harmed.

AngioGenex's drug-development programs depend upon third-party researchers who are outside AngioGenex's control. AngioGenex depends upon independent investigators and collaborators, such as universities, medical institutions, and clinical research organizations to conduct pre-clinical and clinical trials under agreements. These collaborators are not AngioGenex's employees, and management cannot control the amount or timing of resources that they devote to AngioGenex programs. These investigators may not assign as great a priority to the programs or pursue them as diligently as AngioGenex would if it were undertaking such programs. If outside collaborators fail to devote sufficient time and resources to AngioGenex's drug-development programs, or if their performance is substandard, the approval of AngioGenex's FDA applications, if any, and the introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If AngioGenex's collaborators assist the competitors at AngioGenex's expense, any competitive position would be harmed.

If conflicts arise with AngioGenex's collaborators, they may act in their self-interests, which may be adverse to AngioGenex's interests. Conflicts may arise in AngioGenex's collaborations due to one or more of the following:

   o disputes with respect to payments that AngioGenex believe are due under a collaboration agreement;
   o disagreements with respect to ownership of intellectual property rights;
   o unwillingness on the part of a collaborator to keep AngioGenex informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;
   o delay of a collaborator's development or commercialization efforts with respect to drug candidates; or
   o  termination or non-renewal of the collaboration.

   In addition, in AngioGenex's collaborations, AngioGenex may be required to agree not to conduct independently, or with any third party, any research that is competitive with the research conducted under AngioGenex's collaborations. AngioGenex's collaborations may have the effect of limiting the areas of research that management may pursue, either alone or with others. AngioGenex's collaborators, however, may be able to develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

   If AngioGenex engages in any acquisition, AngioGenex will incur a variety of costs and may never realize the anticipated benefits of the acquisition. AngioGenex may attempt to acquire businesses, technologies, services or products or in-license technologies that management believes are a strategic fit with the business. AngioGenex management has limited experience in identifying acquisition targets, and successfully completing and integrating any acquired businesses, technologies, services or products into the current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from the ongoing business operations. As a result, AngioGenex will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits.

   Economic, political, military or other events in the United States or in other countries could interfere with the success or operations and harm AngioGenex's business. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action taken by the United States and other nations in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy, AngioGenex's business and results of operations could be materially adversely affected. Management is unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on the business, results of operations or financial condition.

RISKS RELATED TO ANGIOGENEX'S INTELLECTUAL PROPERTY

   AngioGenex's intellectual property rights are valuable, and its inability to protect them could reduce the value of AngioGenex's products, services and brand. AngioGenex's patents, trademarks, trade secrets, copyrights and other intellectual property rights are critically important assets. Events outside of management's control could jeopardize AngioGenex's ability to protect its intellectual property rights. For example, effective intellectual property protection may not be available in every country in which the products and services are distributed. In addition, the efforts management has taken to protect its intellectual property rights may not be sufficient or effective. Any significant impairment of its intellectual property rights could harm its business or its ability to compete. Protecting AngioGenex's intellectual property rights is costly and time consuming, and the unauthorized use of AngioGenex's intellectual property could cause these costs to rise significantly and materially affect the operating results.

  While AngioGenex's goal is to obtain patent protection for its innovations, they may not be patentable or management may choose not to protect certain innovations that later turn out to be important for its business. Even if AngioGenex does obtain protection for its potential innovations, the scope of protection gained may be insufficient or a patent issued may be deemed invalid or unenforceable, as the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently costly and risky. AngioGenex may not have the financial resources to defend its patents, thereby reducing AngioGenex's competitive position and its business prospects. Specific risks associated with the patent process include the following:

    o The United States or foreign patent offices may not grant patents of meaningful scope based on the applications we have already filed and those AngioGenex intends to file. If AngioGenex's current patents do not adequately protect its drug molecules and the indications for their use, then management will not be able to prevent imitation and any product may not be commercially viable.

    o Some of the issued patents AngioGenex now license may be determined to be invalid. If AngioGenex has to defend the validity of its patents the costs of such defense could be substantial, and there is no guarantee of a successful outcome. In the event any of the patents in-licensed is found to be invalid, AngioGenex may lose its competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

    o In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use discoveries or to develop and commercialize technology and products without providing any compensation to AngioGenex. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending the intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect

ANGIOGENEX'S DRUG CANDIDATES.

  Although AngioGenex tries to avoid infringement, there is the risk that patented technology owned by another person or entity and/or be sued for infringement. For example, U.S. patent applications are confidential while pending in the Patent and Trademark Office, and patent offices in foreign countries often publish patent applications for the first time six months or more after filing. Further, AngioGenex may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of its patents and limit its ability to obtain meaningful patent protection. In addition, defending or indemnifying a third party against a claim of infringement can involve lengthy and costly other legal actions, and there can be no guarantee of a successful outcome.

 Management also seeks to maintain certain intellectual property as trade secrets. The secrecy of this information could be compromised by third parties, or intentionally or accidentally disclosed to others by AngioGenex's employees, which may cause us to lose any competitive advantage we enjoy from maintaining these trade secrets.

AngioGenex is, and may in the future be, subject to intellectual property rights claims, which are costly to defend, which could require us to pay damages, and which could limit AngioGenex's ability to use certain technologies in the future. Companies in the pharmaceutical, biopharmaceutical and biotechnology industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations by others of intellectual property rights. As AngioGenex's products get closer to commercialization, there is greater possibility that we may become subject to an infringement claim based on use of the technology such that AngioGenex would be unable to continue using the technology without obtaining a license or settlement from third parties.

   Any intellectual property claims, whether merited or not, could be time-consuming and expensive to litigate and could us to divert critical management and financial resources to the resolution of such claims. We may not be able to afford the costs of litigation. Any legal action against AngioGenex or its collaborators could lead to:

   o payment of damages, potentially treble damages, if AngioGenex is found to have willfully infringed a party's patent rights;

   o injunctive or other equitable relief that may effectively block the ability to further develop, commercialize and sell products; or

   o AngioGenex or its collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

Confidentiality agreements with employees and others may not adequately prevent disclosure of AngioGenex's trade secrets and other proprietary information and may not adequately protect AngioGenex's intellectual property. Because AngioGenex operates in the highly technical field of drug discovery and development, AngioGenex relies in part on trade secret protection in order to protect the proprietary technology and processes. However, trade secrets are difficult to protect. AngioGenex enters into confidentiality and intellectual property assignment agreements with corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party during the course of the party's relationship with AngioGenex. These agreements also generally provide that inventions conceived by the party in the course of rendering services to AngioGenex will be AngioGenex's exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to AngioGenex. Enforcing a claim that a party illegally obtained and is using AngioGenex's trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect AngioGenex's competitive position.

The Registrant's common stock could be considered a "penny stock." The Registrant's common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under
Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in the Registrant's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;
(ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Registrant's common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

PLAN OF OPERATION
------------------

The Company's current plans for its drug development programs are set forth below. Their accomplishment is contingent on the Company's ability to raise sufficient working capital. Upon completion of this merger AngioGenex is engaged in a capital formation program to raise the necessary funds through the sale and distribution of equity and or other methods including the issuance of convertible debt to individual investors and institutions. The amount a capital raised will govern the pace and breadth of the Company's strategic plan. Management has developed a number of alternative business plans to accomplish research and development goals based on the amount of money available. With a minimum of $1.5 million in funding the Company will be pursue plan focused on the optimization of an ID inhibitory compound suitable for testing in humans. AngioGenex believes that the accomplishment of that milestone will allow the Company to raise additional funds or obtain a strategic partner to support the further development of the drug. If the current capital formation efforts raise $2.5 million of more, the Company will pursue all of the near term goals described below, the accomplishment of which will put the Company in position to raise additional funds and obtain a corporate partner for its ocular program.


ITEM 2.  DESCRIPTION OF PROPERTY

AGx does not presently own or lease any real property. Our administrative offices are located in New York, in space given to the company by its CFO. AGx maintains no laboratories of its own, instead conducting its research and development activities at contract research organizations and academic institutes on a fee for services basis

ITEM 3.  LEGAL PROCEEDINGS

None. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

To our knowledge, no director, officer or affiliate of ours and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 15, 2006, we had approximately 175 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or "nominee" name) of our common stock. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future. Our common stock is not presently traded.

EQUITY COMPENSATION PLAN INFORMATION

                                                               Number of
                                                               Shares
                                                               Remaining
                             Number of          Weighted    Available for
                            Shares to be         Average        Future
                            Issued Upon         Exercise       Issuance
                            Exercise of         Price of     Under Equity
                            Outstanding        Outstanding   Compensation
                           Stock Options      Stock Options*     Plans
                           -------------      -------------- -------------
Equity compensation plans
approved by security
holders                       2,090,000                0.77      4,010,000

Equity compensation plans
not approved by security
holders                               -                   -              -
                           ------------       -------------  -------------
   Total                      2,090,000                0.77      4,010,000
                           ============       =============  =============

(*) The exercise price presented here reflects grants prior to December 30, 2005, the date when the private predecessor entity merged into the Registrant. No options were granted after December 30, 2005 for the remainder of the reporting period.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this filing. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Market Risks" and elsewhere in this filing.

Overview
--------

Revenue
-------

The Company did not generate revenue in the fiscal year ending December 31, 2005. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan.

Research and Development Expenses
---------------------------------

The Company continued its Research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The $202,171 that the company spent went to outside contract research organizations and to our supervisory personnel.

General and Administrative Expenses
-----------------------------------

In 2005 the Company spent $129,834 for General and Administrative Expenses including professional fees for book-keepers, auditors, and outside securities counsel who assisted with various aspects of the merger. Additional expenses were related to patent counsel fees and costs, including the maintenance of existing Intellectual Property and the filing of a new patent covering antibodies to ID 1 that was filed jointly with BioCheck, Inc.

Application of Critical Accounting Policies and Estimates
---------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets
-----------------

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value.

Stock-Based Compensation
------------------------

During 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). The prior provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to apply the intrinsic value method set forth in Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro-forma effects on net income (loss) had the fair market value of the options been expensed. The Company had elected to apply APB 25 in accounting for its employees' and directors' stock options prior to the adoption of SFAS No. 123(R).

Net Operating Losses and Tax Credit Carryforwards
-------------------------------------------------

At December 31, 2005, AGx had federal and state net operating loss carryforwards of approximately $3.4 million. The federal net operating loss carryforwards are available to offset taxable income through 2025 and Nevada net operating loss carryforwards are available to offset taxable income through 2015, if not utilized. Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in AGx's ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in AGx's financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. If a change in AGx's ownership is deemed to have occurred or occurs in the future, AGx's ability to use its net operating loss carryforwards in any fiscal year may be significantly limited.

Results of Operations
---------------------

Nine Months Ended December 31, 2005 and year ended March 31, 2005

Research and Development Expenses. Research and development expenses decreased from $391,268 for the year ended March 31, 2005 to $202,171 for the nine months ended December 31, 2005. The decrease was due primarily to use of contracted services to perform toxicology and other studies to facilitate the preclinical development of its lead drug candidate.

General and Administrative Expenses. General and administrative expenses decrease from $58,294 for the year ended March 31, 2005 to $11,615 for the nine months ended December 31, 2005. The decrease was due to a decrease in advertising, investor relations, computer, travel and other expenses.

Interest Expense. Interest expense decrease from $823,430 for the year ended March 31, 2005 to $28,557 for the nine months ending December 31, 2005.


Liquidity and Capital Resources
-------------------------------

Since AGx's's inception, its operations have been financed through the private placement of equity and debt securities. Through December 31, 2005, AngioGenex had received net proceeds of approximately $1.5 million from the sale of shares of common stock and from the issuance of convertible promissory notes. As of December 31, 2005, AngioGenex had cash and cash equivalents total $2,636.

For the nine months ended December 31, 2005, we used net cash of $84,864 for operating activities compared to $720,320 for the year ended March 31, 2005. The decrease in net cash used in operating activities was primarily driven by a decrease in net loss from $1,396,914 to $409,997. This decrease in net loss came from a decrease in research, legal, accounting, and other fees associated with corporate financing efforts.

For the nine months ended December 31, 2005, net cash used in investing activities amounted to $1,040 compared to $2,062 for the year ended March 31, 2005. This decrease was primarily due to the fewer purchases of equipment.

Net cash provided from financing activities during the nine months ending December 31, 2005 totaled $36,000 compared to $ 0 for the year ended March 31, 2005.

We expect our cash requirements to increase significantly in the foreseeable future as we continue to: (i) increase our research and development, (ii) seek regulatory approvals, and (iii) develop and commercialize our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with hiring additional personnel, capital expenditures, and investment in equipment and facilities. The costs of filing and prosecuting patents to protect our intellectual property will also increase. The amount and timing of cash requirements will depend on regulatory and market acceptance of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercialization activities required to support our product candidates.

Until we can generate significant cash from operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements, and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements
--------------------------------

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the services financial assets that meets the requirements for sale accounting; a transfer of the services financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the service or its consolidated affiliates.

The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No.
140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.

Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, "Exchanges of Nonmonetary Assets
- an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real

Estate Time-Sharing Transactions"(hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions).

That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management had elected to value all non-employee and director share based payments under SFAS No. 123 prior to the adoption of SFAS No. 123(R). In 2005, management has adopted SFAS No. 123(R) for all share based payments previously accounted for under APB No. 25.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2005 consisted primarily of cash in bank accounts.

ITEM 7.  FINANCIAL STATEMENTS

Board of Directors

AngioGenex, Inc.
New York, NewYork

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

We have audited the accompanying balance sheets of AngioGenex, Inc., formerly eClic, Inc. (a Nevada corporation and development stage company) as of December 31, 2005 and March 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the periods then ended and for the period from March 31, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AngioGenex, Inc. as of December 31, 2005 and March 31, 2005 and the results of its operations, stockholders' deficit and cash flows for the periods then ended and for the period from March 31, 1999 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, limited resources and a large accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington
March 27, 2006


                                      52

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
-------------------------------------------------------------------------------

Balance Sheets
                                                December 31,    March 31,
                                                   2005           2005
                                                ------------  ------------
ASSETS
  CURRENT ASSETS
    Cash                                        $     2,636   $    52,540
    Prepaid expenses                                    229             -
    Prepaid offering costs                           66,178        51,356
    Receivable from officer                               -         3,048
                                                ------------  ------------
      TOTAL CURRENT ASSETS                           69,043       106,944
                                                ------------  ------------

  PROPERTY AND EQUIPMENT
    Equipment, net of depreciation                    1,837         1,940
                                                ------------  ------------
      TOTAL PROPERTY AND EQUIPMENT                    1,837         1,940

  TOTAL ASSETS                                  $    70,880   $   108,884
                                                ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
    Accrued expenses                            $   212,145   $    16,483
    Accrued expenses-related parties                 75,059        15,061
    Notes payable                                     1,000             -
    Notes payable, related parties                   35,000             -
    Accrued interest                                 52,901        24,344
    Convertible loan payable                        875,000       875,000
                                                ------------  ------------
      TOTAL CURRENT LIABILITIES                   1,251,105       930,888
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                             -             -
                                                ------------  ------------

  STOCKHOLDERS' DEFICIT
    Preferred stock, 5,000,000 shares
     authorized, $0.001 par value;
     no shares issued and outstanding                     -             -
    Common stock, 70,000,000 shares
     authorized, $0.001 par value; 12,687,000
     and 11,187,000 shares issued and
     outstanding, respectively                       12,687        11,187
    Additional paid-in capital                    1,044,985     1,046,485
    Stock options, warrants, and
     beneficial conversion rights                 1,164,043     1,112,267
    Accumulated deficit during
     development stage                           (3,401,940)   (2,991,943)
                                                ------------  ------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (1,180,225)     (822,004)
                                                ------------  ------------
TOTAL LIABILTIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $    70,880   $   108,884
                                                ============  ============

  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

Statements of Operations
                                                                    From
                               Nine Months                     March 31, 1999
                                  Ended         Year Ended     (Inception) to
                               December 31,      March 31,      December 31,
                                  2005             2005             2005
                               ------------   -------------    ---------------
REVENUES                       $         -    $          -     $            -

EXPENSES
Research and development           202,171         391,268          1,538,007
Consulting                               -               -            109,666
Licenses and fees                   50,000          40,000            155,000
Professional fees                  129,834          83,922            938,166
General and Administrative          11,615          58,294            194,045
                               ------------   -------------    ---------------
TOTAL OPERATING EXPENSES           393,620         573,484          2,934,884
                               ------------   -------------    ---------------
LOSS FROM OPERATIONS              (393,620)       (573,484)        (2,934,884)

OTHER INCOME (EXPENSES)
Other income                        12,180          27,508            464,688
Interest income                          -               -              7,236
Interest expense                   (28,557)       (850,938)          (938,980)
                               ------------   -------------    ---------------
TOTAL OTHER INCOME (EXPENSES)      (16,377)       (823,430)          (467,056)
                               ------------   -------------    ---------------

LOSS BEFORE INCOME TAXES          (409,997)     (1,396,914)        (3,401,940)

INCOME TAXES                             -               -                  -
                               ------------   -------------    ---------------

NET LOSS                       $  (409,997)   $ (1,396,914)    $   (3,401,940)
                               ============   =============    ===============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED              $     (0.04)   $      (0.12)
                               ============   =============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED                11,192,474      11,187,000
                               ============   =============

  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------

Statement of Stockholders' Equity (Deficit)

                                             Stock
                                            Options,
                                            Warrants    Deficit
                Common Stock                  and     Accumulated
             ------------------- Additional Beneficial  During       Total
               Number             Paid-in  Conversion Development Stockholders'
             of Shares   Amount   Capital    Rights      Stage  Equity(Deficit)
             ---------- -------- --------- ---------- ------------ ------------
Issuance of
founders' common stock
at $0.001 per
share         8,100,000 $  8,100 $    900  $        - $         -  $     9,000

Issuance of common stock
at $0.17 per
share           729,000      729  120,271           -           -      121,000

Net loss for the year ended
March 31, 2000        -        -         -          -    (104,357)    (104,357)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
March 31,
2000          8,829,000    8,829  121,171           -    (104,357)      25,643

Issuance of common stock
at $0.17 per
share           171,000      171   28,829           -           -       29,000

Issuance of common stock
and warrants (net of cash
and noncash expenses of
$146,000) at
$12,500 per
unit            144,000      144  347,856           -           -      348,000

Stock options
Vested                -        -        -      22,845           -       22,845

Net loss for
the year ended
March 31, 2001        -                                  (181,811)    (181,811)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
Mar 31, 2001  9,144,000    9,144  497,856      22,845    (286,168)     243,677

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------
Statement of Stockholders' Equity (Deficit)-  Continued

                                             Stock
                                            Options,
                                            Warrants    Deficit
                Common Stock                  and     Accumulated
             ------------------- Additional Beneficial  During       Total
               Number             Paid-in  Conversion Development Stockholders'
             of Shares   Amount   Capital    Rights      Stage  Equity(Deficit)
             ---------- -------- --------- ---------- ------------ ------------
Issuance of common stock
and warrants (net of cash
and noncash expenses of
$118,000) at
$12,500 per
unit             62,000       62   75,149           -           -       75,211

Stock options
vested                -        -        -      82,875           -       82,875

Net loss for the year ended
March 31, 2002        -                                  (482,903)    (482,903)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
Mar 31, 2002  9,206,000    9,206  573,005     105,720    (769,071)     (81,140)

Issuance of
common stock
for services
at $0.25 per
share           510,000      510  124,490           -           -      125,000

Issuance of
common stock
at $0.25 per
share (net of
cash and noncash
expenses
of $14,989)     216,000      216   38,795           -           -       39,011

Stock options
vested                -        -        -      74,280           -       74,280

Net loss for
the year ended
March 31, 2003        -                                  (469,897)    (469,897)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
Mar 31, 2003  9,932,000    9,932  736,290     180,000  (1,238,968)    (312,746)


ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------

Statement of Stockholders' Equity (Deficit)-  Continued

                                             Stock
                                            Options,
                                            Warrants    Deficit
                Common Stock                  and     Accumulated
             ------------------- Additional Beneficial  During       Total
               Number             Paid-in  Conversion Development Stockholders'
             of Shares   Amount   Capital    Rights      Stage  Equity(Deficit)
             ---------- -------- --------- ---------- ------------ ------------

Issuance of
common stock
for services
at $0.25 per
share         1,255,000    1,255  312,495           -           -      313,750

Private
placement
costs from
prior year
offering              -        -   (2,300)          -           -       (2,300)

Stock options
vested                -        -        -      35,653           -       35,653

Issuance of
warrants
attached to
convertible
bridge loan           -        -        -     586,551           -      586,551

Beneficial
Conversion
rights of
convertible
bridge loan           -        -        -     288,449                  288,449

Net loss for
the year ended
March 31, 2004        -        -        -           -    (356,061)    (356,061)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
March 31,
2004         11,187,000   11,187 1,046,485  1,090,653  (1,595,029)     553,296




ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------
Statement of Stockholders' Equity (Deficit)-  Continued

                                             Stock
                                            Options,
                                            Warrants    Deficit
                Common Stock                  and     Accumulated
             ------------------- Additional Beneficial  During       Total
               Number             Paid-in  Conversion Development Stockholders'
             of Shares   Amount   Capital    Rights      Stage  Equity(Deficit)
             ---------- -------- --------- ---------- ------------ ------------
Stock options
vested                -        -        -      21,614           -       21,614

Net loss for
the year ended
March 31, 2005        -        -        -           -  (1,396,914)  (1,396,914)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
March 31,
2005         11,187,000   11,187 1,046,485  1,112,267  (2,991,943)    (822,004)

Stock options
granted for
prepaid offering
costs                 -        -        -      14,822           -       14,822

Stock options
vested                -        -        -      36,954           -       36,954

Common stock
issued in
recapitalizatoin
and reverse
merger        1,500,000    1,500   (1,500)          -           -            -

Net loss for
the nine
months ended
December 31,
2005                  -        -        -           -    (409,997)    (409,997)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
December 31,
2005        12,687,000 $ 12,687 $1,044,985 $1,164,043 $(3,401,940) $(1,180,225)
            ========== ======== ========== ========== ============ ============

  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

Statements of Cash Flows

                                                                    From
                               Nine Months                     March 31, 1999
                                  Ended         Year Ended     (Inception) to
                               December 31,      March 31,      December 31,
                                  2005             2005             2005
                               ------------   -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                       $  (409,997)   $ (1,396,914)    $   (3,401,940)
Adjustments to reconcile
 net loss to  net cash used
 by operating  activities:
  Depreciation                       1,143           1,190              6,012
  Services paid by
   issuance of common stock              -               -            436,450
  Services and costs
   paid by issuance
   of common stock options          51,776          21,614            289,043
  Amortization of warrants and
   beneficial conversion                 -         826,389            875,000
Increase in prepaid expenses          (229)              -               (229)
Increase in prepaid offering costs (14,822)        (51,356)           (66,178)
Decrease (increase) in receivables   3,048          (3,048)                 -
Increase (decrease) in accrued
 expenses-related party             59,998        (135,702)            76,481
Increase decrease) in accrued
 expenses                          195,662          (6,380)           210,723
Increase (decrease) in accrued
 interest                           28,557          23,887             52,901
                               ------------   -------------    ---------------
Net cash used in operating
activities                         (84,864)       (720,320)        (1,521,737)
                               ------------   -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment               (1,040)         (2,062)            (7,849)
                               ------------   -------------    ---------------
Net cash used in investing
activities                          (1,040)         (2,062)            (7,849)
                               ------------   -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan                -               -            875,000
Payment of note payable-related
 party                                   -               -            (25,000)
Payment of notes payable                 -               -            (35,000)
Proceeds from notes payable         36,000               -             96,000
Issuance of stock for cash               -               -            621,222
                               ------------   -------------    ---------------
Net cash provided by financing
activities                          36,000               -          1,532,222
                               ------------   -------------    ---------------

Net increase (decrease)
in cash                            (49,904)       (722,382)             2,636

Cash, beginning of period           52,540         774,922                  -
                               ------------   -------------    ---------------

Cash, end of period            $     2,636    $     52,540     $        2,636
                               ============   =============    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
  Interest expense             $         -    $          -     $            -
                               ============   =============    ===============
  Income taxes                 $         -    $          -     $            -
                               ============   =============    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Services paid by issuance
  of stock                     $         -    $          -     $      436,450
 Services paid by issuance
  of stock options             $    36,954    $     21,614     $      274,221
Offering costs paid by
  issuance of options          $    14,822    $          -     $       14,822


  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AngioGenex, Inc. ("AngioGenex" or the "Company") incorporated in the State of New York on March 31, 1999. The Company is a biopharmaceutical company founded to create products that are uniquely useful for the treatment, diagnosis and prognosis of cancer. Company programs focus on (1) the discovery and development of orally active anti-cancer drugs that act by modulating the action of the Id proteins, (2) the measurement of Id proteins in tumors and blood to create products for the diagnosis and prognosis of cancer, (3) generating proof-of-concept data in relevant preclinical models to establish that modulation of Id proteins is useful to treat non-oncologic diseases in which an overgrowth of blood vessels is an important part of the underling pathology and (4) collaborating in respect to treatments of diseases in which blood vessel proliferation is desirable. The Company's proprietary technology is based on the research work of Dr. Robert Benezra and his colleagues at Memorial Sloan Kettering Cancer Center (MSKCC), NYC, who discovered the Id (inhibitor of differentiation) genes and corresponding Id proteins and established their role in the formation of new blood vessels (angiogenesis) required for tumor growth and metastasis. The Company's intellectual property includes the rights to biotechnology in the Id field, which it acquired under exclusive worldwide licenses from MSKCC and the Albert Einstein College of Medicine ("AECOM"), and its own patentable findings that it has generated while developing its Id based anti-angiogenesis anti-cancer strategies.

AngioGenex merged into EClic Acquisition, Inc. a wholly owned subsidiary to eClic, Inc. Eclic Acquistion, Inc. then changed its name to AngioGenex Therapeutics and concurrently eClic, Inc, a fully reporting shell changed its name to Angiogenex, Inc.

On December 30, 2005, AngioGenex merged into eClic Acquisition, Inc., a wholly owned subsidiary of eClic, Inc. eClic Acquistion, Inc. then changed its name to AngioGenex Therapeutics, Inc. and concurrently eClic, Inc, a fully reporting shell changed its name to Angiogenex, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of AngioGenex, with AngioGenex as the acquirer in a reverse acquisition. The transaction was compliant with Rule 12g-3 of the Securities and Exchange Commission. The historical financial statements prior to December 30, 2005 are those of AngioGenex while the legal structure of eClic remains in place. eClic had no assets or liabilities at the time of the acquisition.

The Company has been in the development stage since inception and as of December 31, 2005 has had no revenues from its planned operations. At time of the merger, the Company's year-end changed from March 31 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of AngioGenex, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounting Method
-----------------
The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and March 31, 2005.

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which had no effect on the financial statements of the Company at December 31, 2005 or March 31, 2005.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", and SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2005 and March 31, 2005 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Basic and Diluted Loss Per Share
--------------------------------
Statement of Financial Accounting Standards No.128, "Earnings Per Share"

(hereinafter "SFAS No. 128"), requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. As all potential common shares are anti-dilutive, the effects of options, warrants and convertible securities (if converted), totaling approximately 21,684,110 additional shares, are not included in the calculation of diluted loss per share.

Equipment
---------
Equipment is carried at cost less an allowance for depreciation.
Depreciation is recorded using the straight- line method over an estimated useful life of five years. Depreciation expense for the nine months ended December 31, 2005 and year ended March 31, 2005 was $1,143 and $1,190, respectively.

Research, Development and Patent
--------------------------------
Research and development costs, including certain costs related to patent applications, are charged to operations as incurred.

Development Stage Activities
----------------------------
The Company has been in the development stage since its formation on March 31, 1999. It is primarily engaged in the research to develop anti-cancer strategies using the field of antiangiogenesis. During the year ended March 31, 2003, the Company entered into an agreement to provide certain properties to an unrelated outside company, receiving payments under the terms of the contract, but that is not sufficient to move the Company from development stage to a fully operating company. See Note 4.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception and has no revenues from planned operations. The future of the Company is dependent upon revenue and additional financing to fund its research and development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Food and Drug Administration will grant future approval of the Company's prospective products or that profitable operations can be attained as a result thereof.

The Company anticipates that its principal source of funds for the next year will be the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company anticipates that its minimum cash requirements to continue as a going concern will be at least $720,000.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock-based Compensation
------------------------
At the end of 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). The prior provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to apply the intrinsic value method set forth in Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro-forma effects on net income (loss) had the fair market value of the options been expensed. The Company had elected to apply APB 25 in accounting for its employees' and directors' stock options prior to the adoption of SFAS No. 123(R).

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2005, the Company had gross deferred tax assets (calculated at an expected rate of 40%, to include local, state and federal taxes) of approximately $1,426,000 principally arising from net operating loss carryforwards for income tax purposes and other accumulated temporary differences. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2005. The significant components of the income tax and deferred tax asset at December 31, 2005 and March 31, 2005 were as follows:

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------
                                   December 31, 2005    March 31, 2005
                                   -----------------    --------------
Operating Loss                     $        410,000     $   1,397,000
                                   -----------------    --------------
Permanent Differences:
  Nondeductible meals and
   Entertainment                              2,000             3,000
                                   -----------------    --------------
Temporary Differences:
 Stock options issued under a non-
  qualified plan:                            37,000            22,000
Financing costs                                   -           826,000
Deferred research and development
  costs:                                     92,000           240,000
                                   -----------------    --------------

Operating loss after permanent and
  temporary differences            $        279,000     $     306,000
                                   =================    ==============

Accumulated Net Operating Loss
  Carryforward                     $      1,305,000     $   1,026,000
Other accumulated temporary
  Differences                             2,055,000         1,926,000
                                   -----------------    --------------

Accumulated net operating loss
 carryforward after all temporary
 and permanent differences         $      3,360,000     $   2,952,000
                                   =================    ==============
Research and development tax credit$         82,000     $      74,000
                                   =================    ==============

Deferred tax asset                 $      1,426,000     $   1,255,000
Deferred tax asset valuation
  Allowance                              (1,426,000)       (1,255,000)
                                   -----------------    --------------
Net deferred tax asset             $              -     $           -
                                   =================    ==============

At December 31, 2005, the Company has estimated net operating loss carryforwards of approximately $3,360,000 which expire in the years 2018 through 2025. The Company recognized approximately $129,000 and $1,088,000 of losses from issuance of common stock and stock options for services, and for research and development costs in the nine months ended December 31, 2005 and the year ended March 31, 2005 which are not currently deductible for

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

tax purposes but are included in the above calculation of deferred tax assets. The Company also recognized a research and development tax credit that is included in the above calculation of deferred tax assets. The change in valuation allowance from March 31, 2005 to December 31, 2005 was $171,000.

Recent Accounting Pronouncements
--------------------------------

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No.
140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.

Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, "Exchanges of Nonmonetary Assets
- an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

Estate Time-Sharing Transactions"(hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in

ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions).

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management had elected to value all non-employee and director share based payments under SFAS No. 123 prior to the adoption of SFAS No. 123(R). In 2005, management has adopted SFAS No. 123(R) for all share based payments previously accounted for under APB No. 25.

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - AGREEMENT WITH SLOAN-KETTERING INSTITUTE FOR CANCER RESEARCH ("SKICR")

On January 1, 2001, the Company signed a two-year industrial research agreement with SKICR to sponsor the research to determine if Id proteins are useful targets for antiangiogenic drug design, which may be highly specific for the inhibition of tumor vasculature thereby blocking the growth and/or metastasis of a majority of neoplasms with few side effects. The research agreement provided that the Company would fund the project on a quarterly basis. The Company was committed to pay for legal costs in connection with related patent applications and protection. The Company paid $308,000 to SKICR in connection with this research project through December 31, 2005.

In March of 2000, in exchange for $30,000 the Company obtained from SKICR an exclusive worldwide right and license in the field of use, including to make, have made, use, lease, commercialize and sell licensed products and to use licensed processes derived from the invention. The agreement provides that an additional $200,000 shall be paid to SKICR upon the submission to any regulatory authority of the first new drug application for any licensed product and $500,000 to be paid upon the first regulatory authority approval. In addition, agreement also provides for royalty payments to SKICR ranging from 2.5% - 4% of net sales and 15% of gross revenues from sub-license fees.

At December 31, 2005, the Company has no products for sale that would fall under the licensing agreement, and no fees, aside from the original license fee, has been paid or accrued.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

NOTE 4 - AGREEMENT WITH BIOCHECK, INC.

During the fiscal year ended March 31, 2004, the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received from BioCheck, Inc. Also under the agreement, on the third anniversary of the agreement (December 2006), BioCheck is required to begin paying a minimum annual royalty payment of $50,000 per year.

During the year ended March 31, 2005 and the nine months ended December 31, 2005, The Company received from BioCheck Inc. monies for research and development totaling $27,508 and $12,180, respectively.


NOTE 5 - PREPAID OFFERING COSTS

During the nine months ended December 31, 2005 and the year ended March 31, 2005, the Company paid costs relating to the preparation of a registration statement. At December 31, 2005, the Company had paid, in cash and common stock options, $66,178 for the registration. When the registration is complete and shares have been issued from it, the Company will expense the prepaid costs. The Company anticipates completing and filing the registration in the next six months.


NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2005, the Company loaned to one of its officers a total of $3,048. Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited. However, the officer has repaid the loan at December 31, 2005.

Additionally, an officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At December 31, 2005 and March 31, 2005 the Company owed the officer's business $25,059 and $10,061, respectively, which is included in accrued expenses - related parties in the financial statements.

At December 31, 2005 and March 31, 2005, the Company owed an officer $50,000 and $5,000, respectively, for unpaid salary. See Note 11.
For additional related party transactions, see Notes 8, 9 and 11.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

NOTE 7 - OTHER INCOME

In June of 2002, the Company entered into a non-exclusive agreement with the research division of Kirin Brewery Company, Ltd. of Japan ("Kirin"). According to the terms of this agreement, the use of the property is limited to the internal research purposes of Kirin. During the fiscal year ended March 31, 2003, the Company had received a sum of $200,000 from Kirin which was recorded in the Company's financial statements as customer deposits. During the year ended March 31, 2004, the Company renegotiated the agreement and received an additional $225,000. In the fiscal year ended March 31, 2004, Kirin completed the transaction and the use of the property and the Company, accordingly, recognized $425,000 as other income.

During the year ended March 31, 2005 and the period ended September 30, 2005, the Company also received money through a Small Business Innovation Research ("SBIR") grant from the National Institutes of Health and BioCheck, Inc. (see Note 4). For the year ended March 31, 2005 and the nine months ended December 31, 2005, the Company received $27,508 and $12,180 in grant money, respectively.

NOTE 8 - NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At December 31, 2005, the Company had accrued interest of $411.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At December 31, 2005, the Company had accrued interest of $6.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At December 31, 2005, the Company had accrued interest of $51.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

NOTE 9 - CONVERTIBLE DEBT

In March 2004, the Company issued for cash a nine-month, convertible pay-in-kind note with a scheduled maturity date of December 2004, in the principal amount of $875,000. This debt was offered pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. The interest rate on the debt is calculated using the London Interbank Offered Rate (1.3% at March 31,
2004). Of the $875,000 financing, $75,000 is from the Company's president; $25,000 is from another corporate officer; $25,000 is from another officer/founder; and $20,000 from a member of the company's scientific advisory board.

The aforementioned debt is a conventional note which is convertible into shares of common stock equal to 50.003% of the fully diluted equity of the Company, including all options available, issued and unissued in the employee stock plan. At December 31, 2005, this equated to a total of 13,094,227 shares of common stock, valued at $0.06 per share ("conversion price".) This debt was considered to be a private company transaction under which the original conversion to shares would allow net settlement but the shares had no market value, nor was there an available market to convert the shares under.


In addition to the aforementioned beneficial conversion rights, detachable warrants were also granted to the note holders. The number of warrants issued, 6,391,883, is equal to the number of shares that the note may be converted into at the date of the note. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: equity price of $0.25 per share; strike price of $0.155 per share; 100% volatility; risk-free interest rate of 4%; no dividends to be paid; and a term of 10 years. The calculated value of the warrants was $0.23 per share.

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company calculated the value of the warrants and the beneficial conversion feature of the note and recorded the values as discounts on debt on the balance sheets. As the value of the warrants and the beneficial conversion feature were greater than the debt itself, the amounts were prorated against the debt. The warrants were therefore valued and recorded at a total of $586,551, and the beneficial conversion was valued and recorded at $288,449. The two amounts which total $875,000 were amortized (effectively, a decreasing discount to debt) over the life of the debt which was nine months. Amortization expenses for the years ended March 31, 2005 and 2004 were $826,389 and $48,611, respectively, as additional interest expense.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

At December 31, 2004, when the notes came due, all lenders agreed to convert the debt into convertible demand notes, with the same terms as the original notes except that they can be called at any time. Management analyzed the change in the terms and determined that there was no additional charges to the beneficial conversion feature. At December 31, 2005 and March 31, 2005, accrued interest on the notes was $52,432 and $24,344, respectively.


NOTE 10 - ACQUISITION OF eCLIC, INC.

On December 30, 2005, the Company cancelled, as part of a plan of merger and recapitalization, approximately 10,000,000 shares of eClic's outstanding common stock. This cancellation had the effect of reducing the 11,515,000 shares of eClic common stock issued and outstanding immediately prior to the merger to 1,500,000 shares outstanding after the merger. After the aforementioned cancellation of shares, the Company cancelled the outstanding shares of AngioGenex, Inc. and issued 11,187,000 new shares of common stock to AngioGenex's shareholders of record in compliance with a transaction pursuant to Rule 12g-3 of the Securities and Exchange Commission.. For accounting purposes, the acquisition has been treated as a recapitalization of AngioGenex, with AngioGenex as the acquirer (reverse acquisition). The 1,500,000 outstanding shares of eClic that were not cancelled in the merger were accounted for as the cost of the merger. The historical financial statements prior to December 30, 2005 are those of AngioGenex, while the legal structure of eClic, Inc. remains in place. eClic, Inc. had no assets or liabilities at the time of the acquisition.


NOTE 11 - CAPITAL STOCK

Common Stock
------------
The Company is authorized to issue 70,000,000 shares of $0.001 par value common stock.

During the year ended March 31, 2005, the Company did not issue any shares of common stock.

During the year ended March 31, 2004, the Company issued 1,255,000 shares of common stock for services at a price of $0.25 per share, or $313,750.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

From September 2000 through June 2001, the Company sold 51.5 units yielding net proceeds of $456,000. Each unit consists of 4,000 shares of common stock and 2,000 warrants to purchase common stock at $6 per share. The warrants are subject to call if the common stock of the Company as quoted on an established over-the-counter quotation system is equal to or greater than $10.00 for any consecutive 30 days period. See Note 12.

During the year ended March 31, 2003, the Company sold 216,000 shares for net proceeds of $44,000. In addition to receiving shares of common stock, the purchasers of those shares received one warrant for every two shares purchased granting them the right to purchase one share of common stock for $0.50 per share, for a total of 108,000 warrants. These warrants expire in 10 years from issuance.

Effective June 23, 2000, the Company approved a 9 for 1 forward stock split of its common stock and the additional authorization of shares. All share amounts in the accompanying financial statements where appropriate have been retroactively adjusted to reflect the stock split.

Preferred Stock
---------------
The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock. The Company has not issued any preferred stock.


NOTE 12 - STOCK OPTIONS AND WARRANTS

During 2001, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest between 2 and 5 years and expire in June 2010. At December 31, 2005, the Company has granted all options permitted under this plan.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

On July 13, 2004, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 5,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest between 2 and 5 years and expire in June 2010. At December 31, 2005, the Company has granted 90,000 options under this plan.

In the nine months ended December 31, 2005, the Company granted 195,000 options to consultants and 510,000 options to officers. In the year ended March 31, 2005, the Company did not grant stock options. The fair value for the nine months ended December 31, 2005 and the year ended March 31, 2005 of the vested portion of the previously granted options equaling $36,952 and $21,614, respectively, was expensed during these periods. The unvested portion is valued each reporting date and is being charged to expense over the vesting period.

Disclosures required under SFAS 123 for employee stock options granted as of December 31, 2005 using the Black-Scholes option-pricing model prescribed by SFAS 123 are provided below. The assumptions used during the nine months ended December 31, 2005, are as follows: risk-free interest rate of 4.28%; no dividends to be paid; expected life of options is 10 years; and volatility of 100%.

Had the Company elected to recognize compensation cost based on the fair market value of the options at the date of the grant as prescribed in SFAS No. 123(R), the Company's net loss would have been as presented in the pro forma amounts as indicated below:

                                                           From April
                                                              1999
                                                         (Inception) to
                         December 31,      March 31,     December 31,
                            2005             2005             2005
---------------------   --------------   -------------   --------------
Net loss
  As reported           $     409,997    $  1,396,914    $   3,401,940
  Pro forma             $     535,993    $  1,396,914    $   3,527,936

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

Stock options activity under the plans is summarized as follows:

                                              Shares        Weighted
                                               Under        Average
                                              Options    Exercise Price
Options at April 1, 2004                      1,385,000        $1.34
Options issued                                        -            -
                                            -----------    ---------
Options at March 31, 2005                     1,385,000        $1.34
                                            ===========    =========

Weighted average fair value of
  options granted at March 31, 2005                                -
                                                           =========

Options at April 1, 2005                      1,385,000        $1.34
Options issued (2001 Plan)                      615,000         0.01
Options issued (2004 Plan)                       90,000         0.01
                                            -----------    ---------
Options at December 31, 2005                  2,090,000        $0.77
                                            ===========    =========
Options exercisable at December 31, 2005      2,085,000        $0.77
                                            ===========    =========

Weighted average fair value of options
  granted at December 31, 2005                                 $0.25
                                                           =========

Total compensation costs related to non-
  vested stock options as of December 31,
  2005                                                          $514
                                                           =========

Weighted average period of nonvested stock
  options as of December 31, 2005                           2 months
                                                           =========

As of December 31, 2005, 4,910,000 options are available for future grant. At December 31, 2005 2,090,000 options outstanding were under plans approved by shareholders.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
---------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On August 1, 2001, the Company entered into an agreement with William Garland, PhD. In exchange for his services as the Company's vice president and chief operating officer, he will receive a salary of $5,000 per month. Additionally, he was to receive options to purchase 5,000 shares of the Company's common stock exercisable at $3.00 each per month. The Company granted to Mr. Garland 30,000 options on August 1, 2001 under this agreement. Subsequently, the Company and Mr. Garland amended this agreement eliminating the monthly options but the Company has continued to pay $5,000 plus expense reimbursements and has also granted to Mr. Garland 440,000 options under the 2001 stock option plan.


NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the date of the financials, the Company sold in private placement, 300,000 shares of its common stock for $0.25 per share, or $75,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 7, 2006, our Board of Directors voted to replace the independent accountant that had reported on the financial statements for eClic, Inc. Moore & Associates. We retained the accounting firm Williams and Webster CPA's
("W & W") on February 7, 2006, to make an examination of the financial statements for the 2004 and 2005 fiscal years. We authorized W &W to respond fully to any inquiries from Moore & Associates and to make Moore & Associates work papers available to W & W. We did not have any disagreements with Moore & Associates nor did Moore & Associates prior reports contain adverse opinions or disclaimers of opinions, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that they were modified as to the Registrant's ability to continue as a going concern . Moore & Associates did not make any negative report regarding our internal controls, management or prior financial statements prior to its dismissal.


ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that all material information relating to us to be filed in the annual report has been made known to them in a timely manner.

Changes in Internal Controls Over Financial Reporting
-----------------------------------------------------

There have been no significant changes in our internal controls during the fourth quarter ended December 31, 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

ITEM 8B.  OTHER INFORMATION

None.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information relating to each of our directors and nominees for director and the information relating to our executive officers will appear under the captions "Election of Directors - Certain Information Regarding Directors and Officers" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in our definitive proxy statement for the 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement"), and is hereby incorporated by reference.

The information required by this Item pursuant to Item 401(e) and 401(f) of Regulation S-B relating to an audit committee financial expert and identification of the Audit Committee of our Board of Directors will appear under the heading "Corporate Governance" in the 2006 Proxy Statement, and is hereby incorporated by reference.

Information relating to our executive officers is included in Item 1 of this report under the caption "Executive Officers of AngioGenex."

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics is being filed with this Annual Report as an exhibit hereto.

ITEM 10.  EXECUTIVE COMPENSATION

The information relating to compensation of directors and executive officers will appear under the captions "Executive and Director Compensation - Compensation of Directors," "Executive and Director Compensation - Compensation Committee Interlocks and Insider Participation," "Executive and Director Compensation - Employment Arrangements," "Executive and Director Compensation - Executive Compensation," and "Compensation Report of the Board of Directors" in the 2006 Proxy Statement, and is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the beneficial ownership of the Registrant's Class A common stock by executive officers and directors, as well as stockholders who are known by us to own beneficially more than 5% of our common stock, as of April 6, 2006. Except as listed below, the address of all owners listed is c/o AngioGenex Inc., 425 Madison Avenue, Ste 902, New York, NY 10017.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our voting Common Stock. Except as noted the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants and shares issuable upon conversion of notes payable. The table below is calculated based upon the outstanding shares of AngioGenex, Inc.

                                                              Shares
                                                              Beneficially
                                                              Owned
                                                              ---------------
Michael Strage - founder and Chairman of the Board (1)        3,361,337

Atypical BioVentures Fund, LLC (2)                            7,406,693

William Garland - Chief Operating Officer (3)                 1,250,000

Richard Salvador - Founder, President and Chief
Executive Officer (4)                                         2,123,004

George Gould - V.P. and General Counsel (5)                     725,334

Martin Murray - Secretary, and Chief Financial Officer (6)      189,000

All Directors and Officers' as a group                        7,648,676


(1) Includes shares underlying options, issuable with convertible rights, and warrants of 300,000, 187,709, 182,625, and 120,000 respectively.
(2) Includes shares issuable in connection with conversion rights and warrants of 3,754,188 and 3,652,505, respectively. Does not include any shares underlying any options that may be earned by Aurora Capital LLC, an affiliate, in its role as Placement Agent.
(3)  Includes 470,000 shares underlying options.
(4) Includes shares underlying options, issuable with convertible rights, underlying warrants, and owned by family members of 290,000, 563,128, 547,876, and 52,000, respectively.
(5) Includes shares underlying options, issuable with conversion rights, and warrants of 140,000, 187,709, and 182,625, respectively.
(6)  Includes 60,000 shares underlying options.

From time to time, the number of our shares held in the "street name" accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the 8KA filed on January 9, 2006.

ITEM 13.  EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:


21.1  List of Subsidiaries of Registrant

31.1  Section 302 Certification by Chief Executive Officer of AngioGenex, Inc.

31.2  Section 302 Certification by Chief Financial Officer of AngioGenex, Inc.

32    Section 906 Certification by CEO and CFO of AngioGenex, Inc.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption "Principal Accountant Fees and Services" contained in the January 9, 2006 8K/A.

                                   SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 6, 2006 by the undersigned thereto.

                                            ANGIOGENEX, INC.

                                         /s/ Richard Salvador
                                        -------------------------------
                                        Richard Salvador, President and
                                        Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

Signature                           Title                          Date
---------                           -----                          ----
/s/ Richard Salvador         President, Chief Executive       April 6, 2006
--------------------         Officer, and Director
    Richard Salvador         (Principal Executive Officer)

/s/ Martin Murray            Secretary and Chief              April 6, 2006
-----------------            Financial Officer and Director
    Martin Murray            (Principal Financial and
                             Accounting Officer)

/s/ Michael Strage, Esq.     Vice President and Chief         April 6, 2006
------------------------     Admin. Officer, Director

/s/ George Gould             Director                         April 6, 2006
----------------
    George Gould