Form 10QSB
period 2006-03-31
AngioGenex, Inc.
filed 2006-05-23
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2006
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                      COMMISSION FILE NUMBER: 0000-26181
---------------------------------------------------------------------------

                               ANGIOGENEX INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                        86-0945116
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

                            425 MADISON AVE STE 902
                           NEW YORK, NEW YORK 10017
                   ----------------------------------------
                   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (212) 874-6608
--------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 17, 2006, there were 12,887,000 shares of the registrant's $.001 par value Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

ANGIOGENEX, INC.

INDEX

PART 1.   FINANCIAL INFORMATION                                      3

Item 1.   Financial Statements                                       3

          Condensed Consolidated Balance Sheets as of
          March 31, 2006 (unaudited) and December 31, 2005...........3

          Condensed Consolidated Statements of Operations
          (unaudited) for the three months ended March 31, 2006
          and 2005...................................................4

          Condensed Consolidated Statements of Changes in
          Stockholders' Equity (unaudited) for the three
          months ended March 31, 2006...............................5-9

          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the three months ended March 31, 2006
          and 2005..................................................10

          Notes to Condensed Consolidated Financial Statements.....11-13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................14

Item 3.   Controls and Procedures...................................19

Item 4.   Exhibits..................................................20

          Signatures................................................20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
-------------------------------------------------------------------------------

Balance Sheets
                                                 March 31,


                                                (unaudited)    December 31,
                                                   2006           2005
                                                ------------  ------------
ASSETS
  CURRENT ASSETS
    Cash                                        $    11,891   $     2,636
    Prepaid offering costs                           66,178        66,178
    Prepaid expenses                                    190           229
                                                ------------  ------------
      TOTAL CURRENT ASSETS                           78,259        69,043
                                                ------------  ------------

  PROPERTY AND EQUIPMENT
    Equipment, net of depreciation                    1,444         1,837
                                                ------------  ------------
      TOTAL PROPERTY AND EQUIPMENT                    1,444         1,837

  TOTAL ASSETS                                  $    79,703   $    70,880
                                                ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
    Accrued expenses                            $   214,235   $   212,145
    Accrued expenses-related parties                 97,789        75,059
    Notes payable                                     1,000         1,000
    Notes payable, related parties                   35,000        35,000
    Accrued interest                                 62,796        52,901
    Convertible bridge loan, net of discounts       875,000       875,000
                                                ------------  ------------
      TOTAL CURRENT LIABILITIES                   1,285,820     1,251,105
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                             -             -
                                                ------------  ------------

  STOCKHOLDERS' DEFICIT
    Preferred stock, 5,000,000 shares
     authorized, $0.001 par value;
     no shares issued and outstanding                     -             -
    Common stock, 70,000,000 shares
     authorized, $0.001 par value; 12,887,000
     and 12,687,000 shares issued and
     outstanding, respectively                       12,887        12,687
    Additional paid-in capital                    1,094,785     1,044,985
    Stock options, warrants, and
     beneficial conversion rights                 1,164,557     1,164,043
    Accumulated deficit during
     development stage                           (3,478,346)   (3,401,940)
                                                ------------  ------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (1,206,117)   (1,180,225)
                                                ------------  ------------
TOTAL LIABILTIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $    79,703   $    70,880
                                                ============  ============

  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

Statements of Operations

                               Three Months    Three Months      April, 1999
                                  Ended           Ended       (Inception) to
                                 March 31,       March 31,        March  31,
                           (unaudited) 2006  (unaudited) 2005  (unaudited) 2006
                               ------------   -------------    ---------------
REVENUES                       $         -    $          -     $            -

EXPENSES
Research and development            20,967         109,561          1,558,974
Consulting                               -               -            109,666
Licenses and fees                        -               -            155,000
Professional fees                   38,317          12,799            976,483
General and Administrative           7,083          12,367            201,128
                               ------------   -------------    ---------------
TOTAL OPERATING EXPENSES            66,367         134,727          3,001,251
                               ------------   -------------    ---------------
LOSS FROM OPERATIONS               (66,367)       (134,727)        (3,001,251)

OTHER INCOME (EXPENSES)
Other income                             -               -            464,688
Interest income                          -               -              7,236
Interest expense                   (10,039)         (6,296)          (949,019)
                               ------------   -------------    ---------------
TOTAL OTHER INCOME (EXPENSES)      (10,039)         (6,296)          (477,095)
                               ------------   -------------    ---------------

LOSS BEFORE INCOME TAXES           (76,406)       (141,023)        (3,478,346)

INCOME TAXES                             -               -                  -
                               ------------   -------------    ---------------

NET LOSS                       $   (76,406)   $   (141,023)    $   (3,478,346)
                               ============   =============    ===============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED              $     (0.01)   $      (0.01)
                               ============   =============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED                12,747,556      11,187,000
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

                                             Stock
                                            Options,
                                            Warrants    Deficit
                Common Stock                  and     Accumulated
             ------------------- Additional Beneficial  During       Total
               Number             Paid-in  Conversion Development Stockholders'
             of Shares   Amount   Capital    Rights      Stage  Equity(Deficit)
             ---------- -------- --------- ---------- ------------ ------------
Stock options
vested                -        -        -      21,614           -       21,614

Net loss for
the year ended
March 31, 2005        -        -        -           -  (1,396,914)  (1,396,914)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
March 31,
2005         11,187,000   11,187 1,046,485  1,112,267  (2,991,943)    (822,004)

Stock options
granted for
prepaid offering
costs                 -        -        -      14,822           -       14,822

Stock options
vested                -        -        -      36,954           -       36,954

Common stock
issued in
recapitalizatoin
and reverse
merger        1,500,000    1,500   (1,500)          -           -            -

Net loss for
the nine
months ended
December 31,
2005                  -        -        -           -    (409,997)    (409,997)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
December 31,
2005        12,687,000 $ 12,687 $1,044,985 $1,164,043 $(3,401,940) $(1,180,225)
             ---------- -------- --------- ---------- ------------ ------------








ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------

Statement of Stockholders' Equity (Deficit)-  Continued

                                             Stock
                                            Options,
                                            Warrants    Deficit
                Common Stock                  and     Accumulated
             ------------------- Additional Beneficial  During       Total
               Number             Paid-in  Conversion Development Stockholders'
             of Shares   Amount   Capital    Rights      Stage  Equity(Deficit)
             ---------- -------- --------- ---------- ------------ ------------
Issuance of
common stock
at $0.25 per
share          200,000     200      49,800          -           -       50,000

Stock options
vested                                            514           -          514

Net loss for
the three
months ended
March 31,
2006                  -        -        -           -     (76,406)     (76,406)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
March 31,
2006        12,887,000 $ 12,887 $1,094,785 $1,164,557 $(3,478,346) $(1,206,117)
            ========== ======== ========== ========== ============ ============

  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

Statements of Cash Flows

                                                                 Period from
                               Three Months    Three Months    March 31, 1999
                                  Ended           Ended       (Inception) to
                                 March 31,       March 31,        March  31,
                           (unaudited) 2006  (unaudited) 2005  (unaudited) 2006
                               ------------   -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                       $   (76,406)   $   (141,023)    $   (3,478,346)
Adjustments to reconcile
 net loss to  net cash used
 by operating  activities:
  Depreciation                         393             340              6,405
  Services paid by
   issuance of common stock              -               -            436,450
  Services paid by issuance
   of common stock options               -           1,544            289,043
  Amortization of warrants and
   beneficial conversion               514               -            875,514
(Increase) decrease in prepaid
      expenses                          39               -               (190)
(Increase) decrease in prepaid
      offering costs                     -          (8,401)           (66,178)
(Increase) decrease in receivables       -          (3,048)                 -
Increase (decrease) in accrued
 expenses-related party             22,730           8,589             99,211
Increase decrease) in accrued
 expenses                            2,090           6,380            212,813
Increase (decrease) in accrued
 interest                            9,895           6,086             62,798
                               ------------   -------------    ---------------
Net cash used in operating
activities                         (40,745)       (129,878)        (1,562,482)
                               ------------   -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                    -               -             (7,849)
                               ------------   -------------    ---------------
Net cash used in investing
activities                               -               -             (7,849)
                               ------------   -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan                -               -            875,000
Payment of notes payable-related
 party                                   -               -            (25,000)
Payment of notes payable                 -               -            (35,000)
Proceeds from notes payable              -               -             96,000
Issuance of stock for cash - net    50,000               -            671,222
                               ------------   -------------    ---------------
Net cash provided by financing
activities                          50,000               -          1,582,222
                               ------------   -------------    ---------------

Net increase (decrease)
in cash                              9,225        (129,878)            11,891

Cash, beginning of period            2,636         182,418                  -
                               ------------   -------------    ---------------

Cash, end of period            $    11,891    $     52,540     $       11,891
                               ============   =============    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
  Interest expense             $         -    $          -     $            -
                               ============   =============    ===============
  Income taxes                 $         -    $          -     $            -
                               ============   =============    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Services paid by issuance
  of stock                     $         -    $          -     $      436,450
 Services paid by issuance
  of stock options             $       514    $      1,544     $      274,735
Offering costs paid by
  issuance of options          $         -    $          -     $       14,822


  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2006


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's Form 10 K filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2006


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

Development Stage Activities
----------------------------

The Company has been in the development stage since its formation on March 31, 1999. It is primarily engaged in the research to develop anti-cancer strategies using the field of antiangiogenesis. During 2003, the Company entered into an agreement to provide certain properties to an unrelated outside company, receiving payments under the terms of the contract, but that was not sufficient to move the Company from development stage to a fully operating company.

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

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2006


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


NOTE 3 - COMMON STOCK

During the quarter ended March 31, 2006, the Company sold in private placement 200,000 shares of common stock for $0.25 per share, or $50,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Certain of the statements set forth in this report, including information incorporated by reference, constitute "Forward Looking Statements." Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "estimate," "project," "intend," "forecast,"
"anticipate," "plan," "planning," "expect," "believe," "will," "will likely," "should," "could," "would," "may" or words or expressions of similar meaning. All such forward looking statements involve risks and uncertainties, including, but not limited to: statements regarding our research and development programs; proposed marketing and sales; patents and regulatory approvals; the effect of competition and proprietary rights of third parties; the need for and availability of additional financing and our access to capital; the future trading of the common stock of the merged corporation; the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with pharmaceutical companies; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in this report under the heading "Market Risks," many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to obtain substantial additional funds, obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under agreements, to be capable of manufacturing and distributing products in commercial quantities at reasonable costs, to compete successfully against other products and to market products in a profitable manner. Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements. We refer you to our report on form 10-KSB for the year ended December 31, 2005 filed with the SEC, where these risks and others are more fully described.

Overview

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

AngioGenex is a development stage company and has incurred significant losses since inception. We had an accumulated deficit of approximately $3,478,346 as of March 31, 2006. These losses have resulted principally from costs incurred in connection with research and development activities, license fees and general and administrative expenses.

Revenue

The Company did not generate revenue in the quarter ending March 31, 2006. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan.

Research and Development Expenses

The Company continues its research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration.

General and Administrative Expenses

The company's General and Administrative Expenses are for professional fees for book-keepers, auditors, and outside securities counsel. These expenses are expected to increase as the company raises additional capital and requires additional in-house administrative support.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 and March 31, 2005

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

Revenues

The Company did not generate revenue in the quarter ending March 31, 2006. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan. The same was true of the quarter ending March 31, 2005.

Research and Development

The Company continued its research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The $20,967 that the Company spent funded outside contract research organizations working on small molecule product development, and research at the University of Florida into the development of ID platform drugs to treat ocular disorders such as macular degeneration. The company spent $109,561 in the quarter ending March 31, 2005. This decrease was due to a lack of available capital to fund more extensive research and development.

General and Administrative

In the quarter ending March 31, 2006, the Company spent $45,400 for general and administrative expenses including professional fees for book-keepers, auditors, and outside securities counsel, connected with the post-merger transition into a reporting company. During the quarter ending March 31, 2005, the Company's general and administrative expenses totaled $25,166.

Other Income (Expense)

In the quarter ending March 31, 2006 the Company incurred $10,039 in finance costs. In the quarter ended March 31, 2005 finance costs totaled $6,296.



LIQUIDITY AND CAPITAL RESOURCES

Since AGx's inception, its operations have been financed through the private placement of equity and debt securities. Through March 31, 2006, AngioGenex had received net proceeds of approximately $1.582 million from the sale of shares of common stock and from the issuance of promissory notes and convertible promissory notes. As of March 31, 2006, AngioGenex had cash and cash equivalents totaling $12,000.

For the three months ended March 31, 2006, we used net cash of $41,000 for operating activities compared to $130,000 for the three months ended March 31, 2005. The decrease in net cash used in operating activities was primarily driven by reduced research and development expenditures necessitated by a lack of available working capital.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under generally accepted accounting principles (GAAP) of the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note B to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2005. Our critical accounting policies are:

Revenue recognition: We defer recognition of revenue from fees received in advance unless they represent the culmination of a separate earnings process. Such deferred fees are recognized as revenue over the term of the arrangement as they are earned, in accordance with the agreement. License fees represent the culmination of a separate earnings process if they are sold separately without obligating us to perform research and development activities or other services. Right to license fees is recognized over the term of the arrangement. Nonrefundable, non-creditable license fees that represent the culmination of a separate earnings process are recognized upon execution of the license agreement. Revenue from the achievement of milestone events stipulated in the agreements will be recognized when the milestone is achieved. Royalties will be recognized as revenue when the amounts earned become fixed and determinable. Research, development costs: Research and development costs are expensed as incurred.

Stock-based compensation: Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share Based Payment ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on fair values on grant date. Prior to adopting SFS 123R, we accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.


Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on its review and evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4.                EXHIBITS.

   NUMBER                                                         EXHIBITS

   4.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

   4.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

   4.3      Certification of Chief Executive Officer pursuant to 18 U.S.C
            Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   4.3      Certification of Chief Financial Officer pursuant to 18 U.S.C
            Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 17, 2006.
                                  ANGIOGENEX, INC.

                          By: /s/ Richard Salvador, Ph.D.
                          -------------------------------
                                  Richard Salvador, Ph.D.
                                  President and
                                  Chief Executive Officer

                           By: /s/ Martin Murray
                           --------------------------------
                                   Martin Murray
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)