Form 10QSB
period 2006-06-30
AngioGenex, Inc.
filed 2006-08-21
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2006
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
- ---------------------------------------------------------------------------
                      COMMISSION FILE NUMBER: 0000-26181
- ---------------------------------------------------------------------------

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

      Registrant's telephone number, including area code: (212) 874-6608
- --------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 14, 2006, there were 12,997,000 shares of the registrant's $.001 par value Common Stock outstanding.


Transitional Small Business Disclosure Forma(Check one): Yes [ ]  No [X]

ANGIOGENEX, INC.

INDEX

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                             3

          Condensed Balance Sheets as of
          June 30, 2006 (unaudited) and June 30, 2005..................... 3

          Condensed Statements of Operations
          (unaudited) for the three and six months ended June 30,
          2006 and 2005................................................... 4

          Condensed Statements of Cash Flows
          (unaudited) for the three and six months ended June 30,
          2006 and 2005................................................... 5

          Notes to Condensed Consolidated Financial Statements............ 7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................. 16

Item 3.   Controls and Procedures......................................... 22


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................... 23

Item 2.   Exhibits........................................................ 23

          Signatures...................................................... 24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
-------------------------------------------------------------------------------


Balance Sheets


                                                 June 30,     December 31,
                                                   2006           2005
                                                ------------  ------------
                                                (unaudited)
ASSETS
  CURRENT ASSETS
    Cash                                        $    17,980   $     2,636
    Prepaid offering costs                           66,178        66,178
    Prepaid expenses                                    152           229
                                                ------------  ------------
      TOTAL CURRENT ASSETS                           84,310        69,043
                                                ------------  ------------

  PROPERTY AND EQUIPMENT
    Equipment, net of depreciation                    1,289         1,837
                                                ------------  ------------
      TOTAL PROPERTY AND EQUIPMENT                    1,289         1,837

  TOTAL ASSETS                                  $    85,599   $    70,880
                                                ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accrued expenses                            $   230,100   $   212,145
    Accrued expenses-related parties                115,878        75,059
    Notes payable                                     1,000         1,000
    Notes payable, related parties                   35,000        35,000
    Accrued interest                                 77,247        52,901
    Convertible bridge loan, net of discounts       875,000       875,000
                                                ------------  ------------
      TOTAL CURRENT LIABILITIES                   1,334,225     1,251,105
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                             -             -
                                                ------------  ------------

STOCKHOLDERS' DEFICIT
    Preferred stock, 5,000,000 shares
     authorized, $0.001 par value;
     no shares issued and outstanding                     -             -
    Common stock, 70,000,000 shares
     authorized, $0.001 par value; 12,997,000
     and 12,687,000 shares issued and
     outstanding, respectively                       12,997        12,687
    Additional paid-in capital                    1,122,175     1,044,985
    Stock options, warrants, and
     beneficial conversion rights                 1,164,557     1,164,043
    Accumulated deficit during
     development stage                           (3,548,355)   (3,401,940)
                                                ------------  ------------
 TOTAL STOCKHOLDERS' DEFICIT                     (1,248,626)   (1,180,225)
                                                ------------  ------------
TOTAL LIABILTIES AND STOCKHOLDERS'
       (DEFICIT)                                $    85,599   $    70,880
                                                ============  ============

See the accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------



Statements of Operations


                                                               From March, 1999
              Three Months Ended         Six Months Ended        (Inception) to
             June 30,     June 30,      June 30,    June 30,        June 30,
               2006        2005         2006         2005             2006
            (unaudited) (unaudited) (unaudited)   (unaudited)      (unaudited)
            ----------  ----------  ------------  ------------  ---------------
REVENUES    $       -   $       -   $         -   $         -   $            -


EXPENSES
 Research
  and
  development   8,665       89,068       29,633       198,629        1,567,640
 Consulting         -          -             -             -           109,666
 Licenses
  and fees          -          -             -             -           155,000
 Professional
  fees         44,216       45,443       82,534         58,243       1,018,700
 General and
 Administrative 2,369        6,362        9,449         18,727         203,494
            ----------  ----------  ------------  ------------  ---------------
TOTAL OPERATING
 EXPENSES      55,250      140,873      121,616        275,599       3,056,500
            ----------  ----------  ------------  ------------  ---------------

LOSS FROM
OPERATIONS    (55,250)    (140,873)    (121,616)      (275,599)     (3,056,500)

OTHER INCOME
(EXPENSES)
 Other income       -           -             -             -          464,688
 Interest income    -           -             -             -            7,236
 Finance
  Costs      (14,759)       (8,838)     (24,799)       (15,134)       (963,779)
            ----------  ----------  ------------  ------------  ---------------
TOTAL OTHER
 INCOME
 (EXPENSES)  (14,759)      (8,838)    (24,799)      (15,134)          (491,855)
            ----------  ----------  ------------  ------------  ---------------

LOSS BEFORE
INCOME TAXES (70,009)    (149,711)   (146,415)     (290,733)        (3,548,355)

INCOME TAXES        -           -             -             -                -
            ----------  ----------  ------------  ------------  ---------------

NET LOSS    $(70,009)  $(149,711)  $   (146,415)  $  (149,711)  $   (3,548,355)
            ==========  ==========  ============  ============  ===============

NET LOSS
PER COMMON
SHARE, BASIC
AND DILUTED $   (0.01)  $   (0.03)  $     (0.01)  $     (0.01)
            ==========  ==========  ============  ============

WEIGHTED AVERAGE
NUMBER OF COMMON
STOCK SHARES
OUTSTANDING,
BASIC AND
DILUTED     12,917,556  11,187,000    12,832,278    11,187,000
            ==========  ==========  ============  ============


See the accompanying condensed notes to interim financial statements.

 ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
 (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------



Statements of Cash Flows


                                             Six Months            March, 1999
                                       Ended         Ended       (Inception) to
                                      June 30,      June 30,       June 30,
                                        2006          2005           2006
                                    ------------  ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $(144,415)  $(290,733)  $(3,546,355)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
  Depreciation                                 548         579           6,560
  Services paid by issuance
   of common stock                               -           -         436,450
  Services paid by issuance
   of common stock  options                    514       2,444         289,557
  Amortization of warrants
   and beneficial conversion                     -           -         875,000
 (Increase) decrease
   in prepaid expenses                          77           -            (152)
 (Increase) decrease
   in prepaid offering costs                     -      (8,401)        (66,178)
 (Increase) decrease
   in receivables                                -      (2,320)              -
 Increase (decrease)
  in accrued expenses,
  related party                             40,819           -         117,300
 Increase (decrease)
  in accrued expenses                       17,955     119,547         228,678
 Increase (decrease)
  in accrued interest                       24,346      14,924          77,247
                                      ------------  ------------  -------------
Net cash used in operating
 activities                                (62,156)   (163,960)     (1,583,893)
            ----------  ----------  ------------  ------------  ---------------






ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
 (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

Statements of Cash Flows - Continued

                                             Six Months             March, 1999
                                         Ended         Ended     (Inception) to
                                        June 30,      June 30,       June 30,
                                          2006          2005           2006
                                    ------------  ------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of  equipment                        -      (1,039)           (7,849)
                                     ------------  -----------  ---------------
Net cash used in investing
 Activities                                    -      (1,039)           (7,849)
                                     ------------  -----------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds  from bridge
  loan                                        -            -           875,000
 Payment of  notes payable-
  related  party                              -            -           (25,000)
 Payment of  notes
  payable                                     -            -           (35,000)
 Proceeds from notes
  payable                                     -            -            96,000
 Issuance of stock for
  cash-net                               77,500           -            698,722
                                     ------------  -----------  ---------------
Net cash provided
 by financing activities                 77,500           -          1,609,722
                                     ------------  -----------  ---------------

Net increase
 (decrease) in cash                      15,344     (164,999)           17,980

Cash, beginning
 of period                                2,636      182,418                 -
                                     ------------  -----------  ---------------

Cash, end of period                   $  17,980    $  17,419    $       17,980
                                     ============  ===========    =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest and income taxes:
  Interest
   Expense                          $         -   $         -   $            -
                                   ============  ============  ===============
  Income
   Taxes                            $         -   $         -   $            -
                                    ============  ============  ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Services
  paid by  issuance
  of stock                          $         -   $       -     $      436,450
 Services paid by
  issuance of stock
  options                           $     514     $   2,444     $      274,735
 Offering costs paid
  by issuance of stock
  options                           $       -     $       -     $       14,822


See the accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
-------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's Form 10 KSB filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
-------------------------------------------------------------------------------


The Company anticipates that its principal source of funds for the next year will be the issuance of additional equity instruments for cash. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be at least $720,000.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140" (hereinafter "SEAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SEAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SEAS No. 140. This statement allows a public

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
-------------------------------------------------------------------------------


entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.

Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.


NOTE 3 - NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At June 30, 2006, the Company had accrued interest of $1,155.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At June 30, 2006, the Company had accrued interest of $36.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At June 30, 2006, the Company had accrued interest of $350.


NOTE 4 - CONVERTIBLE DEBT

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

The aforementioned debt is a conventional note which is convertible into shares of common stock equal to 50.003% of the fully diluted equity of the Company, including all options available, issued and unissued in the employee stock plan. At June 30, 2006, this equated to a total of 13,094,227 shares of common stock, valued at $0.06 per share ("conversion price".) This debt was considered to be a private company transaction under which the original conversion to shares would allow net settlement but the shares had no market value, nor was there an available market to convert the shares under.

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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
-------------------------------------------------------------------------------


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

At December 31, 2004, when the notes came due, all lenders agreed to convert the debt into convertible demand notes, with the same terms as the original notes except that they can be called at any time. Management analyzed the change in the terms and determined that there was no additional charges to the beneficial conversion feature. At June 30, 2006 and December 31, 2005, accrued interest on the notes was $75,707 and $52,432, respectively.


NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2005, the Company loaned to one of its officers a total of $3,048. Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited. However, the officer has repaid the loan at December 31, 2005.

Additionally, an officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At June 30, 2006 and December 31, 2005 the Company owed the officer's business $35,878 and $25,059, respectively, which is included in accrued expenses - related parties in the financial statements. At June 30, 2006 and December 31, 2005, the Company owed an officer $80,000 and $50,000, respectively, for unpaid salary, pursuant to an agreement to pay him $5,000 per month.

For additional related party transactions, see Notes 3 and 4.

NOTE 6 - COMMON STOCK

During the six months ended June 30, 2006, the Company sold in private placement 310,000 shares of common stock at $0.25 per share, for $77,500 in cash..

NOTE 7 - SUBSEQUENT EVENTS

In July 2006, Comaparative BioSciences Inc. ("CompBio"), a company that AngioGenex hired to breed and house a colony of its proprietary "ID-Knockout" mice, sued the Company in state court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court where it has responded to CompBio's claims by pointing to over charges from: a) keeping a colony of mice much larger than AngioGenex specifically requested, and b) continuing to breed and house the mice for the last two years after AngioGenex demanded that CompBio cease performing any work or incurring any charges. AngioGenex's response also included counter-claims for CompBio's breaches of contract, as well as a number or business torts arising out of the refusal to return the proprietary mice to AngioGenex so that it could perform important anti-cancer experiments as part of its drug development program and business plan. The Company has included in its accrued expenses at June 30, 2006 and December 31, 2005 $38,572, which is maintains is the correct amount owed to CompBio.

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

Certain of the statements set forth in this report, including information incorporated by reference, constitute "Forward Looking Statements." Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "estimate," "project," "intend," "forecast,"anticipate," "plan," "planning," "expect," "believe," "will," "will likely," "should," "could," "would," "may" or words or expressions of similar meaning.

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


Overview

As disclosed in our 8KA filing of January 9, 2006, on December 30, 2005, eClic, Inc. ("eClic"), a reporting public Nevada company completed the acquisition of AngioGenex, Inc. ("AGxNY"), a private New York State company (through a reverse triangular merger in which AGxNY merged with and into eClic Acquisition Corporation ("eClic Sub"), a wholly owned subsidiary of eClic formed solely for the purpose of facilitating the merger("the Merger"). eClic Sub, the surviving corporation in the Merger amended its Articles of Incorporation to change its name to AngioGenex Therapeutics Inc.
Subsequently eClic amended its Articles of Incorporation to change its name to AngioGenex, Inc. (AGx).

The shares of common stock of the Registrant are not currently listed on any stock exchange. No shares have traded since the inception of the Company. Although eClic acquired AGxNY as a result of the Merger, the former stockholders of AGxNY received a majority of the voting interest in the combined enterprise as consideration for entering into the Merger. Additionally, the Merger resulted in AGxNY's management and Board of Directors assuming operational control of eClic. At the time of the Merger, eClic fell within the definition of a "shell company" as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. Post merger AGX is fully operating non-shell company. For accounting purposes, this Merger is being accounted for in accordance with guidance set forth for transactions of this type by the Securities and Exchange Commission, which views mergers of this type to be capital transactions rather than business combinations. Therefore, this Merger is being accounted for as the issuance of common stock by AGx for the net monetary assets of eClic, accompanied by a recapitalization.

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

AngioGenex is a development stage company and has incurred significant losses since inception. We had an accumulated deficit of approximately $3,546,118 as of June 30, 2006. These losses have resulted principally from costs incurred in connection with research and development activities, license fees and general and administrative expenses.

Revenue

The Company did not generate revenue in the quarter ending June 30, 2006. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan.

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

Comparison of the Three Months ended June 30, 2006 and June 30, 2005.

Revenues

The Company did not generate revenue in the quarter ending June 30, 2006. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan. The same was true of the quarter ending June 30, 2005.

Research and Development

The Company continued its research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The $8,665 that the Company spent in the quarter ending June 30, 2006 funded outside contract research organizations working on small molecule product development, and research at the University of Florida into the development of ID platform drugs to treat ocular disorders such as macular degeneration. The company spent $89,068 on research and development activities in the quarter ending June 30, 2005. This decrease was due to a lack of available capital to fund more extensive research and development.

General and Administrative

In the quarter ending June 30, 2006, the Company spent $2,369 for general and administrative expenses including professional fees for book-keepers, auditors, and outside securities counsel, connected with the post-merger transition into a reporting company. During the quarter ending June 30, 2005, the Company's general and administrative expenses totaled $6362.

Other Income (Expense)

In the quarter ending June, 2006 the Company incurred $14,759 in finance costs. In the quarter ended March 31, 2005 finance costs totaled $8,838.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005.

Revenues

The Company did not generate revenue in the six months ending June 30, 2006. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan. The same was true of the six months ending June 30, 2005.

Research and Development

The Company continued its research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The $29,633 that the Company spent funded outside contract research organizations working on small molecule product development, and research at the University of Florida into the development of ID platform drugs to treat ocular disorders such as macular degeneration. The company spent $198,629 in the six months ending June 30, 2005. This decrease was due to a lack of available capital to fund more extensive research and development.

General and Administrative

In the six months ending June 30, 2006, the Company spent $61,983 for general and administrative expenses including professional fees for book-keepers, auditors, and outside securities counsel, connected with the post-merger transition into a reporting company. During the six months ending June 30, 2005, the Company's general and administrative expenses totaled $76,970.

Other Income (Expense)

In the six months ending June 30, 2006 the Company incurred $24,799 in finance costs. In the six months ended June 30, 2005 finance costs totaled $15,134.


LIQUIDITY AND CAPITAL RESOURCES

Since AGx's inception, its operations have been financed through the private placement of equity and debt securities. Through June 30, 2006, AGx had received net proceeds of approximately $1.607 million from the sale of shares of common stock and from the issuance of promissory notes and convertible promissory notes. As of June 30, 2006, the Company had cash and cash equivalents totaling $17,980.

For the six months ended June 30, 2006, we used net cash of $62,156 for operating activities compared to $163,960 for the six months ended June,
2005.   These decreases in net cash used in operating activities was primarily driven by reduced research and development expenditures necessitated by a lack of available working capital.

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

Stock-based compensation: Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share Based Payment ("SFAS 123R"),which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on fair values on grant date. Prior to adopting SFS 123R, we accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.


Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the articipation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act isrecorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on its review and evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In July 2006 Comaparative BioSciences Inc. ("CompBio"), a company that AngioGenex hired to breed and house a colony of its proprietary "ID-Knockout" mice, sued the Company in state court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court where it has responded to CompBio's claims by pointing to over charges from:
a) keeping a colony of mice much larger than AngioGenex specifically requested, and b) continuing to breed and house the mice for the last two years after AngioGenex demanded that CompBio cease performing any work or incurring any charges. AngioGenex's response also included counter-claims for CompBio's breaches of contract, as well as a number or business torts arising out of the refusal to return the proprietary mice to AngioGenex so that it could perform important anti-cancer experiments as part of its drug development program and business plan.



ITEM 2.                EXHIBITS.

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

Dated August 14, 2006.

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