Form 10QSB
period 2006-09-30
AngioGenex, Inc.
filed 2006-11-21
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2006
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-----------------------------------------------------------------------------
                      COMMISSION FILE NUMBER: 0000-26181
-----------------------------------------------------------------------------

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

      Registrant's telephone number, including area code: (212) 874-6608
----------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 21, 2006, there were 13,297,000 shares of the registrant's $.001 par value Common Stock outstanding.


Transitional Small Business Disclosure Forma(Check one): Yes [ ]  No [X]

ANGIOGENEX, INC.

INDEX

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                       3

          Balance Sheets as of
          September 30, 2006 (unaudited) and
          September 30, 2005........................................ 3

          Statements of Operations
          (unaudited) for the three and nine months ended
          September 30, 2006 and 2005............................... 4

          Statements of Cash Flows (unaudited) for the three
          and nine months ended September 30, 2006 and 2005......... 5

          Condensed Notes to Consolidated Financial Statements...... 7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................... 13

Item 3.   Controls and Procedures................................... 19


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings......................................... 20

Item 2.   Exhibits.................................................. 20

          Signatures................................................ 21

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
-------------------------------------------------------------------------------


Balance Sheets

                                                September 30,
                                                    2006      December 31,
                                                 (unaudited)      2005
                                                ------------  ------------
ASSETS
  CURRENT ASSETS
    Cash                                        $    35,544   $     2,636
    Prepaid offering costs                           85,634        66,178
    Prepaid expenses                                    113           229
                                                ------------  ------------
      TOTAL CURRENT ASSETS                          121,291        69,043
                                                ------------  ------------

  PROPERTY AND EQUIPMENT
    Equipment, net of depreciation                    1,134         1,837
                                                ------------  ------------
      TOTAL PROPERTY AND EQUIPMENT                    1,134         1,837

  TOTAL ASSETS                                  $   122,425   $    70,880
                                                ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accrued expenses                            $   209,887   $   212,145
    Accrued expenses-related parties                119,541        75,059
    Notes payable                                     1,000         1,000
    Notes payable, related parties                   35,000        35,000
    Accrued interest                                 89,692        52,901
    Convertible bridge loan, net of discounts       875,000       875,000
                                                ------------  ------------
      TOTAL CURRENT LIABILITIES                   1,330,120     1,251,105
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                             -             -
                                                ------------  ------------

STOCKHOLDERS' DEFICIT
    Preferred stock, 5,000,000 shares
     authorized, $0.001 par value;
     no shares issued and outstanding                     -             -
    Common stock, 70,000,000 shares
     authorized, $0.001 par value; 12,997,000
     and 12,687,000 shares issued and
     outstanding, respectively                       13,297        12,687
    Additional paid-in capital                    1,202,375     1,044,985
    Stock options, warrants, and
     beneficial conversion rights                 1,184,057     1,164,043
    Accumulated deficit during
     development stage                           (3,607,424)   (3,401,940)
                                                ------------  ------------
 TOTAL STOCKHOLDERS' DEFICIT                     (1,207,695)   (1,180,225)
                                                ------------  ------------
TOTAL LIABILTIES AND STOCKHOLDERS'
       (DEFICIT)                                $   122,425   $    70,880
                                                ============  ============

See the accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------



Statements of Operations


                                                               From March, 1999
              Three Months Ended        Nine Months Ended        (Inception) to
             Sept. 30,   Sept. 30,   Sept. 30,     Sept. 30,     September 30,
               2006        2005         2006         2005             2006
            (unaudited) (unaudited) (unaudited)   (unaudited)      (unaudited)
            ----------  ----------  ------------  ------------  ---------------
REVENUES    $       -   $       -   $         -   $         -   $            -


EXPENSES
 Research
  and
  development  10,620       65,410       40,253       264,039        1,578,260
 Consulting         -            -            -             -          109,666
 Licenses
  and fees          -            -            -             -          155,000
 Professional
  fees         30,533       36,408      113,066        94,651        1,051,232
 General and
 Administrative 5,105          807       14,555        19,535          208,600
            ----------  ----------  ------------  ------------  ---------------
TOTAL OPERATING
 EXPENSES      46,258      102,625      167,874        378,225       3,102,758
            ----------  ----------  ------------  ------------  ---------------

LOSS FROM
OPERATIONS    (46,25)     (102,625)    (167,874)      (378,225)     (3,102,758)

OTHER INCOME
(EXPENSES)
 Other income       -       12,180            -         12,180         464,688
 Interest income    -           -             -             -            7,236
 Finance
  Costs       (12,811)     (8,870)      (37,610)       (24,004)       (976,590)
            ----------  ----------  ------------  ------------  ---------------
TOTAL OTHER
 INCOME
 (EXPENSES)   (12,811)      3,310       (37,610)       (11,824)       (504,666)
            ----------  ----------  ------------  ------------  ---------------

LOSS BEFORE
INCOME TAXES  (59,069)    (99,315)     (205,484)      (390,049)     (3,607,424)

INCOME TAXES        -           -             -             -                -
            ----------  ----------  ------------  ------------  ---------------

NET LOSS    $ (59,069)  $ (99,315)  $  (205,484)  $  (390,049)  $   (3,607,424)
            ==========  ==========  ============  ============  ===============

NET LOSS
PER COMMON
SHARE, BASIC
AND DILUTED $     nil   $   (0.01)  $     (0.02)  $     (0.03)
            ==========  ==========  ============  ============

WEIGHTED AVERAGE
NUMBER OF COMMON
STOCK SHARES
OUTSTANDING,
BASIC AND
DILUTED     13,105,791  11,187,000   11,311,886    11,187,000
            ==========  ==========  ============  ============


See the accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------



Statements of Cash Flows


                                            Nine Months            March, 1999
                                       Ended         Ended       (Inception) to
                                      Sep. 30,      Sep. 30,     September 30,
                                        2006          2005           2006
                                    ------------  ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                            $  (205,484)  $  (390,049)  $   (3,607,424)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
  Depreciation                              703         1,091            6,715
  Services paid by issuance
   of common stock                            -             -          436,450
  Services paid by issuance
   of common stock  options                 514        52,546          289,557
  Amortization of warrants
   and beneficial conversion                  -             -          875,000
 (Increase) decrease
   in prepaid expenses                      116          (317)            (113)
 (Increase) decrease
   in prepaid offering costs            (19,456)      (23,223)         (85,634)
 (Increase) decrease
   in receivables                             -          (850)               -
 Increase (decrease)
  in accrued expenses,
  related party                          44,482             -          120,963
 Increase (decrease)
  in accrued expenses                    (2,258)      136,453          208,465
 Increase (decrease)
  in accrued interest                    36,791        23,794           89,692
                                    ------------  ------------  ---------------
Net cash used in operating
 activities                            (144,592)     (200,555)      (1,666,329)
            ----------  ----------  ------------  ------------  ---------------







ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

Statements of Cash Flows - Continued

                                            Nine Months            March, 1999
                                       Ended         Ended       (Inception) to
                                      Sep. 30,      Sep. 30,     September 30,
                                        2006          2005           2006
                                    ------------  ------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of  equipment                        -      (1,039)           (7,849)
                                     ------------  -----------  ---------------
Net cash used in investing
 Activities                                    -      (1,039)           (7,849)
                                     ------------  -----------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds  from bridge
  loan                                        -            -           875,000
 Payment of  notes payable-
  related  party                              -       25,000           (25,000)
 Payment of  notes
  payable                                     -            -           (35,000)
 Proceeds from notes
  payable                                     -            -            96,000
 Issuance of stock for
  cash-net                               177,500           -           698,722
                                     ------------  -----------  ---------------
Net cash provided
 by financing activities                 177,500       25,000        1,709,722
                                     ------------  -----------  ---------------

Net increase
 (decrease) in cash                      32,908      (176,594)          35,544

Cash, beginning
 of period                                2,636       182,418                -
                                     ------------  -----------  ---------------

Cash, end of period                   $  35,544    $    5,824     $     35,544
                                     ============  ===========    =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest and income taxes:
  Interest
   Expense                          $         -   $         -   $            -
                                    ============  ============  ===============
  Income
   Taxes                            $         -   $         -   $            -
                                    ============  ============  ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs paid
  by issuance of stock
  options                           $       -     $       -     $       14,822


See the accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's Form 10 KSB filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


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

Recent Accounting Pronouncements
--------------------------------
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


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

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


NOTE 3 - NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At September 30, 2006, the Company had accrued interest of $1,533.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At September 30, 2006, the Company had accrued interest of $51.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At September 30, 2006, the Company had accrued interest of $501.


NOTE 4 - CONVERTIBLE DEBT

In March 2004, the Company issued, for cash, a nine-month, convertible pay-in-kind note with a scheduled maturity date of December 2004, in the principal amount of $875,000. This debt was offered pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. The interest rate on the debt is calculated using the London Interbank Offered Rate (1.3% at March 31, 2004). Of the $875,000 financing, $75,000 is from the Company's president; $25,000 is from another corporate officer; $25,000 is from another officer/founder; and $20,000 from a member of the Company's scientific advisory board.

The aforementioned debt is a conventional note which is convertible into shares of common stock equal to 50.003% of the fully diluted equity of the Company, including all options available, issued and unissued in the employee stock plan (at the time the debt was established). At September 30, 2006, this equated to a total of 7,019,047 shares of common stock, valued at $0.137 per share ("conversion price".) This debt was considered to be a private company transaction under which the original conversion to shares would allow net settlement but the shares had no market value, nor was there an available market to convert the shares under.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company calculated the value of the warrants and the beneficial conversion feature of the note and recorded the values as discounts on debt on the balance sheets. As the value of the warrants and the beneficial conversion feature were greater than the debt itself, the amounts were prorated against the debt. The warrants were therefore valued and recorded at a total of $586,551, and the beneficial conversion was valued and recorded at $288,449. The two amounts which total $875,000 were amortized (effectively, a decreasing discount to debt) over the life of the debt which was nine months. Amortization expenses for the years ended March 31, 2005 and 2004 were $826,389 and $48,611, and were respectively, recorded as additional interest expense.

At December 31, 2004, when the notes came due, all lenders agreed to convert the debt into convertible demand notes, with the same terms as the original notes except that they can be called at any time. Management analyzed the change in the terms and determined that there was no additional charges to the beneficial conversion feature. At September 30, 2006 and December 31, 2005, accrued interest on the notes was $87,607 and $52,432, respectively.

Subsequent to September 30, 2006, the Company converted the notes and accrued interest into shares of common stock. See Note 8.


NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2005, the Company loaned to one of its officers a total of $3,048. Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited. However, the officer has repaid the loan at December 31, 2005.

Additionally, an officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At September 30, 2006 and December 31, 2005, the Company owed the officer's business $24,541 and $25,059, respectively, which is included in accrued expenses - related parties in the financial statements.

At September 30, 2006 and December 31, 2005, the Company owed an officer $95,000 and $50,000, respectively, for unpaid salary, pursuant to an agreement to pay him $5,000 per month.

For additional related party transactions, see Notes 3 and 4.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


NOTE 6 - COMMON STOCK AND WARRANTS

During the nine months ended September 30, 2006, the Company sold in private placement 310,000 shares of common stock at $0.25 per share for $77,500 in cash. The Company also sold 150,000 units, consisting of 2 shares of common stock and 1 warrant to purchase common stock, for $100,000 in cash. The warrants allowed the stockholder to purchase 1 share of common stock for $1.00 per share for the next three years. At September 30, 2006, the warrants were unexercised.

Disclosures required under SFAS 123 for warrants issued during the nine months ended September 30, 2006 using the Black-Scholes option-pricing model prescribed by SFAS 123 are provided below. The assumptions used are as follows: risk-free interest rate of 4.28%; no dividends to be paid; expected life of warrants is 3 years; and volatility of 100%. The value ascribed to the warrants attached to the issuance was $19,500.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

In July 2006, Comaparative BioSciences Inc. ("CompBio"), a company that AngioGenex hired to breed and house a colony of its proprietary "ID-Knockout" mice, sued the Company in state court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court where it has responded to CompBio's claims by pointing to over charges from:
a) keeping a colony of mice much larger than AngioGenex specifically requested, and b) continuing to breed and house the mice for the last two years after AngioGenex demanded that CompBio cease performing any work or incurring any charges. AngioGenex's response also included counter-claims for CompBio's breaches of contract, as well as a number of business torts arising out of the refusal to return the proprietary mice to AngioGenex so that it could perform important anti-cancer experiments as part of its drug development program and business plan. The Company has included in its accrued expenses at September 30, 2006 and December 31, 2005 the sum of $38,572, which it maintains is the correct amount owed to CompBio.


NOTE 8 - SUBSEQUENT EVENTS

On October 20, 2006 the Company converted accrued interest and $875,000 convertible notes into shares of common stock totaling 7,050,285 shares. The conversion also includes additional interest accrued up to the conversion date.

PART I. FINANCIAL INFORMATION


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

The shares of common stock of the Registrant are not currently listed on any stock exchange. No shares have traded since the inception of the Company. Although eClic acquired AGxNY as a result of the Merger, the former stockholders of AGxNY received a majority of the voting interest in the combined enterprise as consideration for entering into the Merger. Additionally, the Merger resulted in AGxNY's management and Board of Directors assuming operational control of eClic. At the time of the Merger, eClic fell within the definition of a "shell company" as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. Post merger AGX is fully operating non-shell company. For accounting purposes, this Merger is being accounted for in accordance with guidance set forth for transactions of this type by the Securities and Exchange Commission, which views mergers of this type to be capital transactions rather than business combinations. Therefore, this Merger is being accounted for as the issuance of common st ock by AGx for the net monetary assets of eClic, accompanied by a recapitalization.

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

AngioGenex is a development stage company and has incurred significant losses since inception. We had an accumulated deficit of approximately $3,607,424 as of September 30, 2006. These losses have resulted principally from costs incurred in connection with research and development activities, license fees and general and administrative expenses.

Revenue

The Company did not generate revenue in the quarter ending September 30, 2006.This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan.

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

Comparison of the Three Months ended September, 2006 and September 30, 2005.

Revenues

The Company did not generate revenue in the quarter ending September 30, 2006. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan. The same was true of the quarter ending September 30, 2005.

Research and Development

The Company continued its research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The $10,620 that the Company spent in the quarter ending September 30, 2006 funded outside contract research organizations working on small molecule product development, and research at the University of Florida into the development of ID platform drugs to treat ocular disorders such as macular degeneration. The company spent $65,410 on research and development activities in the quarter ending September 30, 2005. This decrease was due to a lack of available capital to fund more extensive research and development.

General and Administrative

In the quarter ending September 30, 2006, the Company spent $35,638 for general and administrative expenses including professional fees for book keepers, auditors, and outside securities counsel. During the quarter ending September 30, 2005, the Company's general and administrative expenses totaled $37,215.

Other Income (Expense)

In the quarter ending September 30, 2006 the Company incurred $12,811 in finance costs. In the quarter ended September 30, 2005 finance costs totaled $8,870 and the company had $12,180 in income from a small business research grant for a total other income of $3,310.

Comparison of the Nine Months Ended September 30, 2006 and September 30,
2005.

Revenues

The Company did not generate revenue in the nine months ending September 30, 2006. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan. The same was true of the nine months ending September 30, 2005.

Research and Development

The Company continued its research into the role of the Id genes and proteins, and its identification and development of molecules capable of nhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The $40, 253 that the Company spent in the nine months ended September 30, 2006 funded outside contract research organizations working on small molecule product development, and research at the University of Florida into the development of ID platform drugs to treat ocular disorders such as macular degeneration. The company spent $264,039 in the nine months ending September 30, 2005. This decrease was due to a lack of available capital to fund more extensive research and development.

General and Administrative

In the nine months ending September 30, 2006, the Company spent $127,621 for general and administrative expenses including professional fees for bookkeepers, auditors, and outside securities counsel, connected with the post-merger transition into a reporting company. During the six months ending September 30, 2005, the Company's general and administrative expenses totaled $114,186.

Other Income (Expense)

In the nine months ending September 30, 2006 the Company incurred $37,610 in finance costs. In the nine months ended September 30, 2005 the company had other income of $12,180 from a small business research grant and finance costs of $24,004 for a net expense of $11,824 for the period.


LIQUIDITY AND CAPITAL RESOURCES

Since AGx's inception, its operations have been financed through the private placement of equity and debt securities. Through June 30, 2006, AGx had received net proceeds of approximately $1.710 million from the sale of shares of common stock and from the issuance of promissory notes and convertible promissory notes. As of September 30, 2006, the Company had cash and cash equivalents totaling $35,544.

For the nine months ended September 30, 2006, we used net cash of $144,592 for operating activities compared to $200,255 for the nine months ended September 30, 2005. These decreases in net cash used in operating activities was primarily driven by reduced research and development expenditures necessitated by a lack of available working capital.

We expect our cash requirements to increase significantly in the foreseeable future as we continue to: (i) increase our research and development, (ii)seek regulatory approvals, and (iii) develop and commercialize our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements associated with hiring additional personnel, capital expenditures, and investment in equipment and facilities. The costs of filing and prosecuting patents to protect our intellectual property will also increase. The amount and timing of cash requirements will depend on regulatory and market acceptance of our product candidates, if any, and the resources we devote to the research, development, regulatory, manufacturing, and commercialization activities required to support our product candidates.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the articipation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and include controls an procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on its review and evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In July 2006 Comaparative BioSciences Inc. ("CompBio"), a company that AngioGenex hired to breed and house a colony of its proprietary "ID-Knockout" mice, sued the Company in state court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court where it has responded to CompBio's claims by pointing to over charges from:
a) keeping a colony of mice much larger than AngioGenex specifically requested, and b) continuing to breed and house the mice for the last two years after AngioGenex demanded that CompBio cease performing any work or incurring any charges. AngioGenex's response also included counter-claims for CompBio's breaches of contract, as well as a number or business torts arising out of the refusal to return the proprietary mice to AngioGenex so that it could perform important anti-cancer experiments as part of its drug development program and business plan. The judge in the case has scheduled a hearing for December 9, 2006 for case management and to consider AngioGenex's request for injunctive relief in the form of the return of its proprietary experimental mice.



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

Dated November 19, 2006.

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