Form 10KSB
period 2006-12-31
AngioGenex, Inc.
filed 2007-04-18
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2006

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

The issuer's revenues for the fiscal year ended December 31, 2006 were $0.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of $0.50 on April 13, 2007 is $2,475,500. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed affiliates.

As of April 13, 2007, there were 20,347,285 shares of the issuer's $0.001 par value common stock issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Parts II and III of this Annual Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the issuer's fiscal year ended December 31, 2006.

Transitional Small Business Disclosure Format (check one)
                                                      Yes [ ] No [X]

                             TABLE OF CONTENTS

                                                                          PAGE
                                     PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................42
    Item 3.  Legal Proceedings.............................................42
    Item 4.  Submission of Matters to a Vote of Security Holders...........42

                                     PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......43
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....44
    Item 7.  Financial Statements..........................................52
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................53
    Item 8A. Controls and Procedures.......................................53

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safeharbor" for forward-looking statements. This Current Report on Form 10KSB contains forward-looking statements which reflect the views of the Registrant and its new members of management with respect to future events and financial performance. These forward-looking statements, including statements regarding the future plans of the Registrant, the development of the products and technologies owned by the Registrant and its subsidiary, and the market and need for those products, are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. Certain of the statements set forth in this report, including information incorporated by reference, constitute "Forward Looking Statements." Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "estimate," "project," "intend," "forecast,"anticipate," "plan," "planning," "expect," "believe," "will," "will likely,"should," "could," "would," "may" or words or expressions of similar meaning. All such forward looking statements involve risks and uncertainties, including, but not limited to: statements regarding our research and development programs; proposed marketing and sales; patents and regulatory approvals; the effect of competition and proprietary rights of third parties; the need for and availability of additional financing and our access to capital; the future trading of the common stock of the merged corporation; the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with pharmaceutical companies; and the period of time for which our existing cash will enable us to fund our operations. In addition to the items described in this report under the heading "Market Risks," many important factors affect our ability to achieve our stated objectives and to successfully develop and commercialize any product candidates, including, among other things, our ability to obtain substantial additional funds, obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under agreements, to be capable of manufacturing and distributing products in commercial quantities at reasonable costs, to compete successfully against other products and to market products in a profitable manner. Therefore, prospective investors are cautioned that the forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. Except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

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

AngioGenex is a development stage company and has incurred significant losses since inception. We had an accumulated deficit of approximately $3,745,078 as of December 31, 2006. These losses have resulted principally from costs incurred in connection with research and development activities, license fees and general and administrative expenses.

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

RICHARD A. SALVADOR, PH.D. (AGE 73)
CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR

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

MICHAEL M. STRAGE (AGE 47)
CHAIRMAN AND VP BUSINESS DEVELOPMENT

Mr. Strage was a co-founder of Axonyx Inc., a publicly traded biotechnology company (formerly NASD: AXYX) engaged in the development of drugs to treat Alzheimer's disease. As a founding Officer and Director he was responsible for all business and administrative aspects of Axonyx from its inception in 1996 to its listing on the NASDAQ-NMS in January 2001. As Vice President and Chief Administrative Officer of Axonyx, Mr. Strage was responsible for negotiating all of the company's major corporate transactions including the agreements under which Axonyx first acquired its intellectual property portfolio that includes the commercial rights to the pre-clinical research and development programs at New York University School of Medicine and the National Institute on Aging, and subsequently out-licensed some of those rights through pharmaceutical joint development agreements, including a major world-wide licensing agreement with Serono International S.A. In addition, Mr. Strage directed all aspects of the administrative operations of Axonyx including finance, where he participated actively in each of the multiple phases of the company's capital formation, budgeting, human resources, infrastructure, corporate communications and investor relations As Chairman and founder of AngioGenex, Mr. Strage recruited and assembled the AngioGenex management team and its Scientific Advisory Board. On the Company's behalf, he acquired the exclusive rights to Dr. Benezra's anti-cancer work by negotiating the Company's Industrial Research and Commercial licenses with MSKCC. Mr. Strage was responsible for raising the seed capital used to create the Company and that funded the collaboration with MSKCC. Prior to joining Axonyx in 1996, Mr. Strage was an associate at the Los Angeles law firm of Hancock, Rothert & Bunschoft and prior thereto an assistant district attorney at the Manhattan District Attorney's office.

GEORGE GOULD, ESQ. (AGE 70)
VICE PRESIDENT AND GENERAL COUNSEL, DIRECTOR.

Mr. Gould was the Chief Patent Counsel and Vice President of Licensing and Corporate Development at Hoffmann-La Roche, Inc. from 1989 to 1996. Since 1989, Mr. Gould has also been a Director of Protein Design Labs, Inc. (NASD:
PDLI), a biotechnology company engaged in the development of humanized monoclonal antibodies for the prevention and treatment of disease, with a current market capitalization of $2.4 billion, of Tapestry Pharmaceuticals, Inc. (NASD:TAPH -formerly NaPro Biopharmaceuticals, Inc.) an early stage targeted oncology products company and Supratek Pharma, Inc., a private formulation development company. Since 1996, Mr. Gould has taught patent law at Seton Hall University Law School and has been "of-counsel" to the law firm of Gibbons, DelDeo, Dolan, Griffinger & Vecchione. Mr. Gould has degrees in Chemistry from Johns Hopkins University and received law degrees from Columbia University and New York University.

MARTIN F. MURRAY CPA, MBA (AGE 40)
CONTROLLER SECRETARY/TREASURER, CFO, DIRECTOR.

Mr. Murray is a founder and managing partner of Murray and Josephson, CPAs, LLC. He previously held the position of managing partner at the accounting firm of Leeds & Murray, and audit manager with Eisner, LLP. His experience includes providing accounting, auditing, tax, and consulting services for publicly-traded and privately-owned companies, including: professional organizations,biotechnology companies, creative artists, and manufacturing firms. Mr. Murray has appeared on television news as a guest expert and has led a series of Continuing Professional Education seminars. He is a member of the tax section of the American Institute of Certified Public Accountants, and the New York State Society of Certified Public Accountants where he served on the health care committee. He earned his MBA in taxation from Baruch College where he also earned his BBA in Accountancy.

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

EMPLOYEES
---------

AngioGenex, Inc. has no current employees. Employee-like services are provided by Richard Salvador, President and CEO, and by Michael Strage, the Founder and Vice President of Business Development, and General Counsel. Both of these individuals will devote over 30 hours a week to AngioGenex, Inc. and they have additional responsibilities outside of AngioGenex, Inc. William Garland, VP of Research and Development performs services on a consulting basis, and is paid $5,000 through September 30, 2006 monthly and is reimbursed for expenses. It is anticipated that these individuals will become full-time employees for AngioGenex, Inc. within the next year.

RISK FACTORS
------------

AngioGenex is a development stage company that has generated no revenues and a loss of $3,745,078 from March 31, 1999 (inception) to December 31, 2005. Management expects to incur significant operating losses for the foreseeable future. AngioGenex may not be able to validate and market products in the future that will generate significant revenues. In addition, any revenues that AngioGenex may generate may be insufficient for AngioGenex to become profitable. In particular, there are no assurances that AngioGenex can:

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

    Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time-consuming, and we do not know whether planned clinical trials will begin on time or whether AngioGenex will complete any of its clinical trials on schedule or all. Significant delays may adversely affect AngioGenex's financial results and the commercial prospects for potential products or any other products AngioGenex may acquire or in-license, and delay the ability to become profitable. Product development costs and collaborators will increase if AngioGenex has delays in testing or approvals or if AngioGenex needs to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause AngioGenex to abandon or repeat clinical trials.

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

      Reimbursement by a third-party payor may depend on a number of factors, including a payor's determination that AngioGenex's product candidates, if commercialized, are: experimental or investigational; not medically necessary; not appropriate for the specific patient; or not cost-effective.

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

AngioGenex is, and may in the future be, subject to intellectual property rights claims, which are costly to defend, which could require us to pay damages, and which could limit AngioGenex's ability to use certain technologies in the future. Companies in the pharmaceutical, biopharmaceutical and biotechnology industries own large numbers of patents, copyrights,trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations by others of intellectual property rights. As AngioGenex's products get closer to commercialization, there is greater possibility that we may become subject to an infringement claim based on use of the technology such that AngioGenex would be unable to continue using the technology without obtaining a license or settlement from third parties.

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

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges.

Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

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

In July 2006 Comaparative BioSciences Inc. ("CompBio"), a company that AngioGenex hired to breed and house a colony of its proprietary "ID-Knockout" mice, sued the Company in state court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court where it has responded to CompBio's claims by pointing to over charges from:

a) keeping a colony of mice much larger than AngioGenex specifically requested, and b) continuing to breed and house the mice for the last two years after AngioGenex demanded that CompBio cease performing any work or incurring any charges. AngioGenex's response also included counter-claims for CompBio's breaches of contract, as well as a number or business torts arising out of the refusal to return the proprietary mice to AngioGenex so that it could perform important anti-cancer experiments as part of its drug development program and business plan. The judge in the case has scheduled a non-binding arbitration hearing for May 5, 2006.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 17, 2007, we had approximately 214 stockholders of record (excluding an indeterminable number of stockholders whose shares are held in street or "nominee" name) of our common stock. Our common stock is traded on the NASDAQ OTCBB under the symbol AGGX.OB. A limited market exists for the trading of the Company's common stock. During the year ending December 31, 2006, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

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
                           ============       =============  =============

(*) The exercise price presented here reflects grants prior to December 30, 2005. No options were granted after December 31, 2006 for the remainder of the reporting period.

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

Overview
--------

Revenue
-------

The Company did not generate revenue in the fiscal year ending December 31, 2006. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan.

Research and Development Expenses
---------------------------------

The Company continued its Research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The $64,974 that the company spent went to outside contract research organizations and to our supervisory personnel.

General and Administrative Expenses
-----------------------------------

In 2006 the Company spent $25,990 for General and Administrative Expenses including professional fees for book-keepers, auditors, and outside securities counsel who assisted with various aspects of the merger. Additional expenses were related to patent counsel fees and costs, including the maintenance of existing Intellectual Property and the filing of a new patent covering antibodies to ID 1 that was filed jointly with BioCheck, Inc.

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

Net Operating Losses and Tax Credit Carryforwards
-------------------------------------------------

At December 31, 2006, AGx had federal and state net operating loss carryforwards of approximately $3.7 million. The federal net operating loss carryforwards are available to offset taxable income through 2025 and Nevada net operating loss carryforwards are available to offset taxable income through 2015, if not utilized. Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in AGx's ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in AGx's financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. If a change in AGx's ownership is deemed to have occurred or occurs in the future, AGx's ability to use its net operating loss carryforwards in any fiscal year may be significantly limited.

Results of Operations
---------------------

Year Ended December 31, 2006 and nine months ended December 31, 2005

Research and Development Expenses. Research and development expenses decreased from $202,171 for the nine months ended December 31, 2005 to $64,974 for the year ended December 31, 2006. The decrease was due primarily to use of contracted services to perform toxicology and other studies to facilitate the preclinical development of its lead drug candidate.

General and Administrative Expenses. General and administrative expenses increased from $11,615 for the nine months ended December 31, 2005 to $25,990 for the year ended December 31, 2006. The increase was due to a increase in advertising, investor relations, computer, travel and other expenses.

Interest Expense. Interest expense increase from $28,557 for the nine months ended December 31, 2005 to $41,728 for the year ended December 31, 2006.


Liquidity and Capital Resources
-------------------------------

Since AGx's's inception, its operations have been financed through the private placement of equity and debt securities. Through December 31, 2006, AngioGenex had received net proceeds of approximately $2.2 million from the sale of shares of common stock and from the issuance of convertible promissory notes. As of December 31, 2006, AngioGenex had cash and cash equivalents total $4,386.

For the year ended December 31, 2006, we used net cash of $156,250 for operating activities compared to $84,864 for the nine months ended December 31, 2005. The decrease in net cash used in operating activities was primarily driven by a decrease in net loss from $1,396,914 to $409,997. This decrease in net loss came from a decrease in research, legal, accounting, and other fees associated with corporate financing efforts.

For the year ended December 31, 2006, net cash used in investing activities amounted to $0 compared to $1,040 for the nine months ended December 31, 2005. This decrease was primarily due to the fewer purchases of equipment.

Net cash provided from financing activities during the year ended December 31, 2006 totaled $158,000 compared to $36,000 for the nine months ended December 31, 2005.

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

Recent Accounting Pronouncements
--------------------------------

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (hereinafter "SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS 158 to have an immediate material effect on the Company's financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. . The adoption FIN 48 had no immediate material effect on the Company's financial condition or results of operations.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).

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


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without materially increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper and money market funds. Our cash and investments at December 31, 2006 consisted primarily of cash in bank accounts.

ITEM 7.  FINANCIAL STATEMENTS


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4
Statements of Cash Flows                                           F-8
Notes to Financial Statements                                      F-9

Board of Directors
AngioGenex, Inc.
New York, New York


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


We have audited the accompanying balance sheets of AngioGenex, Inc., formerly eClic, Inc. (a Nevada corporation and development stage company) as of December 31, 2006 and December 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the periods then ended and for the period from March 31, 1999 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AngioGenex, Inc. as of December 31, 2006 and December 31, 2005 and the results of its operations, stockholders' deficit and cash flows for the periods then ended and for the period from March 31, 1999 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, AngioGenex, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment," effective January 1, 2006.

/s/ Williams & Webster, P.S.
----------------------------
    Williams & Webster, P.S.
    Certified Public Accountants
    Spokane, Washington
    April 17, 2007

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
-------------------------------------------------------------------------------

Balance Sheets
                                                December 31,  December 31,
                                                    2006          2005
                                                ------------  ------------
ASSETS
  CURRENT ASSETS
    Cash                                        $     4,386   $     2,636
    Prepaid offering costs                           15,000        66,178
    Prepaid expenses                                    739           229
                                                ------------  ------------
      TOTAL CURRENT ASSETS                           20,125        69,043
                                                ------------  ------------

  PROPERTY AND EQUIPMENT
    Equipment, net of depreciation                    1,810         1,837
                                                ------------  ------------
      TOTAL PROPERTY AND EQUIPMENT                    1,810         1,837

  TOTAL ASSETS                                  $    21,935   $    70,880
                                                ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
    Accrued expenses                            $   235,835   $   212,145
    Accrued expenses-related parties                127,706        75,059
    Notes payable                                     1,000         1,000
    Notes payable, related parties                   35,000        35,000
    Accrued interest                                  2,629        52,901
    Convertible loan payable                              -       875,000
                                                ------------  ------------
      TOTAL CURRENT LIABILITIES                     402,170     1,251,105
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                             -             -
                                                ------------  ------------

  STOCKHOLDERS' DEFICIT
    Preferred stock, 5,000,000 shares
     authorized, $0.001 par value;
     no shares issued and outstanding                     -             -
    Common stock, 70,000,000 shares
     authorized, $0.001 par value; 12,687,000
     and 20,347,285 shares issued and
     outstanding, respectively                       20,347        12,687
    Additional paid-in capital                    2,448,888     1,044,985
    Stock options and warrants                      895,608     1,164,043
    Accumulated deficit during
     development stage                           (3,745,078)   (3,401,940)
                                                ------------  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (380,235)   (1,180,225)
                                                ------------  ------------
TOTAL LIABILTIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $    21,935   $    70,880
                                                ============  ============

  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

Statements of Operations

                                               Nine Months    March 31, 1999
                                Year Ended        Ended       (Inception) to
                               December 31,      March 31,     December 31,
                                  2006             2005            2006
                               ------------   -------------    ---------------
REVENUES                       $         -    $          -     $            -
                               ------------   -------------    ---------------

EXPENSES
Research and development            64,974         202,171          1,602,981
Consulting                               -               -            109,666
Licenses and fees                        -          50,000            155,000
Professional fees                  210,446         129,834          1,148,612
General and Administrative          25,990          11,615            220,035
                               ------------   -------------    ---------------
TOTAL OPERATING EXPENSES           301,410         393,620          3,236,294
                               ------------   -------------    ---------------
LOSS FROM OPERATIONS              (301,410)       (393,620)        (3,236,294)

OTHER INCOME (EXPENSES)
Other income                             -          12,180            464,688
Interest income                          -               -              7,236
Finance costs                      (41,728)        (28,557)          (980,708)
                               ------------   -------------    ---------------
TOTAL OTHER INCOME (EXPENSES)      (41,728)        (16,377)          (508,784)
                               ------------   -------------    ---------------

LOSS BEFORE INCOME TAXES          (343,138)       (409,997)        (3,745,078)

INCOME TAXES                             -               -                  -
                               ------------   -------------    ---------------

NET LOSS                       $  (343,138)   $   (409,997)    $   (3,745,078)
                               ============   =============    ===============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED              $     (0.02)   $      (0.04)
                               ============   =============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED               14,409,084      11,192,474
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

                                             Stock
                                            Options,
                                            Warrants    Deficit
                Common Stock                  and     Accumulated
             ------------------- Additional Beneficial  During       Total
               Number             Paid-in  Conversion Development Stockholders'
             of Shares   Amount   Capital    Rights      Stage  Equity(Deficit)
             ---------- -------- --------- ---------- ------------ ------------
Stock options
vested                -        -        -      21,614           -       21,614

Net loss for
the year ended
March 31, 2005        -        -        -           -  (1,396,914)  (1,396,914)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
March 31,
2005         11,187,000   11,187 1,046,485  1,112,267  (2,991,943)    (822,004)

Stock options
granted for
prepaid offering
costs                 -        -        -      14,822           -       14,822

Stock options
vested                -        -        -      36,954           -       36,954

Common stock
issued in
recapitalizatoin
and reverse
merger        1,500,000    1,500   (1,500)          -           -            -

Net loss for
the nine
months ended
December 31,
2005                  -        -        -           -    (409,997)    (409,997)
             ---------- -------- --------- ---------- ------------ ------------
Balance,
December 31,
2005        12,687,000   12,687  1,044,985  1,164,043  (3,401,940)  (1,180,225)

Issuance of
common stock
at $0.25
per share      310,000      310     77,190          -           -       77,500

Issuance of
common stock
at $0.33
per share      300,000      300     80,200     19,500                  100,000

Stock options
vested               -        -          -        514           -          514

Shares issued
in connection
to conversion
of notes
payable      7,050,285    7,050  1,246,513  (288,449)           -      965,114

Net loss for
the year ended
December 31,
2006                  -        -         -         -     (343,138)    (343,138)
             ---------- -------- --------- ---------- ------------ ------------

Balance,
December 31,
2006         20,347,285 $20,347 $2,448,888 $ 895,608  $(3,745,078) $  (380,235)
            =========== ======= ========== ========== ============ ============

  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

Statements of Cash Flows

                                               Nine Months    March 31, 1999
                                Year Ended        Ended       (Inception) to
                               December 31,      March 31,     December 31,
                                  2006             2005            2006
                               ------------   -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                       $  (343,138)   $   (409,997)    $   (3,745,078)
Adjustments to reconcile
 net loss to  net cash used
 by operating  activities:
  Depreciation                          27           1,143              6,039
  Services paid by
   issuance of common stock         19,500               -            455,950
  Services and costs
   paid by issuance
   of common stock options             514          51,776            289,557
  Amortization of warrants and
   beneficial conversion                 -               -            875,000
Increase (decrease) in
 prepaid expenses                     (510)           (229)              (739)
Increase in prepaid offering costs  51,178         (14,822)           (15,000)
(Increase) decrease in receivables       -           3,048                  -
Increase (decrease) in accrued
 expenses-related party             52,647          59,998            129,128
Increase decrease) in accrued
 expenses                           23,690         195,662            234,413
Increase (decrease) in accrued
 interest                           39,842          28,557             92,743
                               ------------   -------------    ---------------
Net cash used in operating
activities                        (156,250)        (84,864)        (1,677,987)
                               ------------   -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                    -          (1,040)            (7,849)
                               ------------   -------------    ---------------
Net cash used in investing
activities                                          (1,040)            (7,849)
                               ------------   -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan                -               -            875,000
Payment of note payable-related
 party                                   -               -            (25,000)
Payment of notes payable                 -               -            (35,000)
Proceeds from notes payable              -          36,000             96,000
Issuance of stock for cash         158,000               -            779,222
                               ------------   -------------    ---------------
Net cash provided by financing
activities                         158,000          36,000          1,690,222
                               ------------   -------------    ---------------

Net increase (decrease)
in cash                              1,750         (49,904)             4,386

Cash, beginning of period            2,636          52,540                  -
                               ------------   -------------    ---------------

Cash, end of period            $     4,386    $      2,636     $        4,386
                               ============   =============    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
  Interest expense             $         -    $          -     $            -
                               ============   =============    ===============
  Income taxes                 $         -    $          -     $            -
                               ============   =============    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Services paid by issuance
  of stock                     $         -    $          -     $      436,450
 Services paid by issuance
  of stock options             $       514    $     36,954     $      274,735
Offering costs paid by
  issuance of options          $         -    $     14,822     $       14,822


  The accompanying notes are an integral part of these financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------

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

On December 30, 2005, AngioGenex merged into eClic Acquisition, Inc., a wholly owned subsidiary of eClic, Inc. eClicq Acquisition, Inc. then changed its name to AngioGenex Therapeutics, Inc. and concurrently eClic, Inc, a fully reporting shell changed its name to AngioGenex, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of AngioGenex, with AngioGenex as the acquirer in a reverse acquisition. The transaction was compliant with Rule 12g-3 of the Securities and Exchange Commission. The historical financial statements prior to December 30, 2005 are those of AngioGenex while the legal structure of eClic remains in place. eClic had no assets or liabilities at the time of the acquisition.

The Company has been in the development stage since inception and as of December 31, 2006 has had no revenues from its planned operations. At time of the merger, the Company's year-end changed from March 31 to December 31.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of AngioGenex, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------


generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
-----------------
The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Loss Per Share
--------------------------------
Statement of Financial Accounting Standards No.128, "Earnings Per Share" (hereinafter "SFAS No. 128"), requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. As all potential common shares are anti-dilutive, the effects of options and warrants (totaling approximately 8,199,000 additional shares) are not included in the calculation of diluted loss per share.

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

At December 31, 2006 and 2005 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------

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

Equipment
---------
Equipment is carried at cost less an allowance for depreciation. Depreciation is recorded using the straight- line method over an estimated useful life of five years. Depreciation expense for the year ended December 31, 2006 and nine months ended December 31, 2005 was $858 and $1,143, respectively.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which had no effect on the financial statements of the Company at December 31, 2006 or 2005.

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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------

assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2006, the Company had gross deferred tax assets (calculated at an expected rate of 40%, to include local, state and federal taxes) of approximately $1,509,600 principally arising from net operating loss carryforwards for income tax purposes and other accumulated temporary differences. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2006. The significant components of the income tax and deferred tax asset at December 31, 2006 and 2005 were as follows:

                                  December 31, 2006  December 31,2005
                                  -----------------  ----------------
Operating Loss                    $        301,000   $       394,000
                                  -----------------  ----------------

Permanent Differences:
 Nondeductible meals and
   entertainment                             2,000             2,000
                                  -----------------  ----------------

Temporary Differences:
 Stock options issued under a
  non-qualified plan:                        1,000            37,000
 Financing costs                            15,000                 -
 Deferred research and development
  costs:                                    15,000            92,000
                                  -----------------  ----------------

Operating loss after permanent and
temporary differences             $        268,000   $       263,000
                                  =================  ================

Accumulated Net Operating Loss
  Carryforward                    $      1,573,000   $     1,305,000
Other accumulated temporary
  differences                            2,085,000         2,055,000
                                  -----------------  ----------------

Accumulated net operating loss
  carryforward after all temporary
  and permanent differences       $      3,658,000   $     3,360,000
                                  =================  ================
  Research and development
    tax credit                    $         82,000   $        82,000
                                  =================  ================

Deferred tax asset                $      1,509,000   $     1,426,000
Deferred tax asset valuation
  Allowance                             (1,509,000)       (1,426,000)
                                  -----------------  ----------------
     Net deferred tax asset       $              -   $             -
                                  =================  ================

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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------

At December 31, 2006 the Company has estimated net operating loss carryforwards and deferred charges of approximately $3,701,000 which expire in the years 2018 through 2026. The Company recognized approximately $1,000 and $129,000 of losses from issuance of common stock and common stock options for services, and for research and development costs in the years ended December 31, 2006 and 2005, respectively, which are not currently deductible for tax purposes but are included in the above calculation of deferred tax assets. The Company also recognized a research and development tax credit that is included in the above calculation of deferred tax assets. The change is valuation allowance from for the year ended December 31, 2006 was $136,000.

Recent Accounting Pronouncements
--------------------------------
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)" (hereinafter :SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value
Measurements" (hereinafter SFAS No. 157"). This statement defines fair value, establishes a framework for

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------

measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------


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

NOTE 3 - AGREEMENT WITH SLOAN-KETTERING INSTITUTE FOR CANCER RESEARCH ("SKICR")

On January 1, 2001, the Company signed a two-year industrial research agreement with SKICR to sponsor the research to determine if Id proteins are useful targets for antiangiogenic drug design, which may be highly specific for the inhibition of tumor vasculature thereby blocking the growth and/or metastasis of a majority of neoplasms with few side effects. The research agreement provided that the Company would fund the project on a quarterly basis. The Company was committed to pay for legal costs in connection with related patent applications and protection. The Company paid $308,000 to SKICR in connection with this research project through December 31, 2006.

In March of 2000, in exchange for $30,000 the Company obtained from SKICR an exclusive worldwide right and license in the field of use, including to make, have made,

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------

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

At December 31, 2006, the Company has no products for sale that would fall under the licensing agreement, and no fees, aside from the original license fee, has been paid or accrued.


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

During the nine months ended December 31, 2005, the Company received from BioCheck Inc. monies for research and development totaling
$12,180. As of December 31, 2006 total amount received under agreement was $39,688.

NOTE 5 - PREPAID OFFERING COSTS

During the years ended December 31, 2006 and 2005, the Company paid costs relating to the preparation of a registration statement. At December 31, 2006, the Company had paid, in cash and common stock options, $15,000 for the registration. When the registration is complete and shares have been issued from it, the Company will expense the prepaid costs. The Company anticipates completing and filing the registration in the next six months.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------


NOTE 6 - RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At December 31, 2006 and 2005 the Company owed the officer's business $32,706 and $25,059, respectively, which is included in accrued expenses - related parties in the financial statements.

At December 31, 2006 and 2005, the Company owed an officer $95,000 and $50,000, respectively, for unpaid salary pursuant to an agreement to pay $5,000 per month. See Note 13.

For additional related party transactions, see Notes 8, 9 and 13.


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

During the year ended March 31, 2005 and the period ended September 30, 2005, the Company also received money through a Small Business
Innovation Research ("SBIR") grant from the National Institutes of Health and BioCheck, Inc. (see Note 4). For the the nine months ended December 31, 2005, the Company received $12,180 in grant money.


NOTE 8 - NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At December 31, 2006 the Company had accrued interest of $1,911.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------


and interest accrued at 6% per annum at December 1, 2008. At December 31, 2006, the Company had accrued interest of $66.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At December 31, 2006, the Company had accrued interest of $652.

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

In October 2006 the aforementioned debt and accrued interest thereon were converted into 7,050,285 shares of common stock.

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

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company calculated the value of the warrants and the beneficial conversion feature of the note and recorded the values as discounts on debt on the balance sheets. As the value of the warrants and the beneficial conversion feature were greater than the debt itself, the amounts were prorated against the debt. The warrants were therefore valued and recorded at a total of $586,551, and the beneficial conversion was valued and recorded at $288,449. The two amounts, which total $875,000, were amortized (effectively, a decreasing discount to debt) over the life of the debt which was nine months. Amortization expenses for the years ended March 31, 2005 and 2004 were $826,389 and $48,611, respectively, as additional interest expense. Since the debt has been converted into shares as of December 31, 2006, the value attributed to the beneficial conversion aspect has been written off to additional paid-in-capital.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------


NOTE 10 - ACQUISITION OF ECLIC, INC.

On December 30, 2005, the Company cancelled, as part of a plan of merger and recapitalization, approximately 10,000,000 shares of eClic's outstanding common stock. This cancellation had the effect of reducing the 11,515,000 shares of eClic common stock and issued and outstanding immediately prior to the merger to 1,500,000 shares outstanding after the merger. After the aforementioned cancellation of shares the Company cancelled the outstanding shares of AngioGenex, Inc. and issued 11,187,000 new shares of common stock to AngioGenex's shareholders of record in compliance with a transaction pursuant to Rule 12g-3 of the Securities and Exchange Commission. For accounting purposes, the acquisition has been treated as a recapitalization of AngioGenex, with AngiogGenex as the acquirer (reverse acquisition). The 1,500,000 outstanding shares of eClic that were not canceled in the merger were accounted for as the cost of the acquisition. The historical financial statements prior to December 30, 2005 are those of AngioGenex, while
the legal structure of eClic, Inc. remains in place.   eCLic, Inc. had
no assets or liabilities at the time of the acquisition.

NOTE 11 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 70,000,000 shares of $0.001 par value common stock.

In 2006 the Company began a private placement of securities. The terms of the placement provide for the sale to accredited investors of up to 5,000,000 units for the price of $1.00 per unit. Each unit consists of two shares of common stock and one common stock purchase warrant. Each warrant will allow the holder to purchase an additional share of commons stock for $1.00. As of the date of this financial statement the minimum number of units (2,500,000) contemplated for this placement has not been achieved.During the year ended December 31, 2006 the Company sold in private placement 310,000 shares of common stock at $0.25 per share for $77,500 in cash. The Company also sold 150,000 units, consisting of 2 shares of common stock and 1 warrant to purchase common stock, for $100,000 in cash. The warrants allow the stockholder to purchase 1 share of common stock for $1 per share of common stock for the next three years. At December 31, 2006, the warrants were unexercised.

The Company issued 7,050,285 shares of common stock in exchange for convertible notes of $875,000 (see Note 9) and accrued interest of $90,114.

During the nine months ended December 31, 3005, the Company issued 1,500,000 shares in conjunction with the merger with eCLic. See Note 10.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------


During the year ended March 31, 2004, the Company issued 1,255,000 shares of common stock for services at a price of $0.25 per share, or $313,750.

From September 2000 through June 2001, the Company sold 51.5 units yielding net proceeds of $456,000. Each unit consists of 4,000 shares of common stock and 2,000 warrants to purchase common stock at $6 per share. At March 31, 2003, the Company had outstanding 103,000 warrants. Each warrant is exercisable through September 1, 2004. The warrants are subject to call if the common stock of the Company as quoted on an established over-the-counter quotation system is equal to or greater than $10.00 for any consecutive 30 days period. See Note 12.

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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------


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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------


Had the Company elected to recognize compensation cost based on the fair market value of the options at the date of the grant as prescribed in SFAS No. 123(R), the Company's net loss would have been as presented in the pro forma amounts as indicated below:


                                                           From April
                                                               1999
                        Year Ended    Nine Months Ended   (Inception) to
                       December 31,     December 31,       December 31,
                          2006              2005               2006
---------------------  ------------     ------------     --------------
Net loss
     As reported        $343,138          $409,997          $3,745,078
     Pro forma          $343,138          $535,993          $3,527,936

Stock options activity under the plans is summarized as follows:


                                Shares         Weighted
                                Under          Average
                                Options     Exercise Price
                              ----------   ----------------

Options at April 1, 2005       1,385,000        $1.34
Options issued (2001 Plan)       615,000         0.01
Options issued (2004 Plan)        90,000         0.01
                              ----------   ----------------
Options at December 31, 2005   2,090,000        $0.77
                              ==========   ================

Options exercisable at
    December 31, 2005          2,085,000        $0.77
                              ==========   ================

Weighted average fair value of
   options granted at
   December 31, 2005                            $0.25
                                           ================


Options at December 31, 2005   2,090,000        $0.77
                              ----------   ----------------

Options at December 31, 2006   2,090,000        $0.77
                              ----------   ----------------
Options exercisable at
   December 31, 2006           2,090,000        $0.77
                              ==========   ================

Weighted average fair value of
   options granted at
   December 31, 2006                            $0.25
                                           ================

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
-----------------------------------------------------------------------

Total compensation costs related to
non-vested stock options as of
December 31, 2005                                $514
                                           ================

Weighted average period of nonvested
stock options as of December 31, 2005          2 months
                                           ================

As of December 31, 2006, 4,910,000 options are available for future grant. At December 31, 2006, 2,090,000 options outstanding were under plans approved by shareholders.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

On August 1, 2001, the Company entered into an agreement with William Garland, PhD. In exchange for his services as the Company's vice president and chief operating officer, he will receive a salary of $5,000 per month. Additionally, he was to receive options to purchase 5,000 shares of the Company's common stock exercisable at $3.00 each per month. The Company granted to Mr. Garland 30,000 options on August 1, 2001 under this agreement. Subsequently, the Company and Mr. Garland amended this agreement eliminating the monthly options but the Company has continued to pay $5,000 plus expense reimbursements and has also granted to Mr. Garland 440,000 options under the 2001 stock option plan.The agreement was terminated September 30, 2006.

In July 2006, Comparative Biosciences Inc. ("CompBio") , a company that AngioGenex hired to breed and house a colony of its proprietary "ID-Knockout" mice, sued the company in state of court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court. AngioGenex's response included counter-claims for CompBio's breaches of contract, as well as a number of business torts.

The company has included in its
accrued expenses at December 31, 2006 and 2005 the sum of $38,572 which it maintains is the correct amount owed to CompBio.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, the Company entered into agreements to issue up to $100,000 worth of common stock at a price of $0.35 per share. The Company has received $80,000 thus far.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 7, 2006, our Board of Directors voted to replace the independent accountant that had reported on the financial statements for eClic, Inc. Moore & Associates. We retained the accounting firm Williams and Webster CPA's ("W & W") on February 7, 2006, to make an examination of the financial statements for the 2004 and 2005 fiscal years. We authorized W & W to respond fully to any inquiries from Moore & Associates and to make Moore & Associates work papers available to W & W. We did not have any disagreements with Moore & Associates nor did Moore & Associates prior reports contain adverse opinions or disclaimers of opinions, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that they were modified as to the Registrant's ability to continue as a going concern . Moore &
Associates did not make any negative report regarding our internal controls, management or prior financial statements prior to its dismissal.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that all material information relating to us to be filed in the annual report has been made known to them in a timely manner.

Changes in Internal Controls Over Financial Reporting
-----------------------------------------------------

There have been no significant changes in our internal controls during the fourth quarter ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the beneficial ownership of the Registrant's Class A common stock by executive officers and directors, as well as stockholders who are known by us to own beneficially more than 5% of our common stock, as of April 6, 2007. Except as listed below, the address of all owners listed is c/o AngioGenex Inc., 425 Madison Avenue, Ste 902,
New York, NY  10017.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our voting Common Stock. Except as noted the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them . The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants and shares issuable upon conversion of notes payable. The table below is calculated based upon the outstanding shares of AngioGenex, Inc.



                                                  Shares
                                               Beneficially    Before
                                                   Owned      Offering
                                                 ---------   ----------
Michael Strage - founder and Chairman of
the Board (1)                                    3,375,639     12.4%
Atypical BioVentures Fund, LLC (2)               3,652,505     13.4%
Granadilla Holdings Ltd.                         4,026,828     14.7%
William Garland - Chief Operating Officer (3)    1,250,000      4.5%
Richard Salvador - Founder and Chief
Executive Officer (4)                            2,165,364      7.9%
George Gould - V.P. and General Counsel (5)        739,142      2.7%
Martin Murray - Secretary and Chief Financial
Officer (6)                                        189,000      0.6%
--------------------------------------------------------------------
All Directors and Officers' as a group           7,719,145     28.3%


(1) Includes shares underlying options, and warrants exercisable into 602,625 shares of the Company's common stock.
(2) Includes 3,652,505 shares of common stock issuable upon the exercise of outstanding warrants. Does not include any shares underlying any options that may be earned by Aurora Capital LLC, an affiliate, in its role as a Placement Agent.
(3) Includes 470,000 shares issuable upon the exercise of outstanding options.
(4) Includes 290,000 shares issuable upon the exercise of outstanding options, 52,000 of which are owned by Mr. Garland's family members and 547,876 shares issuable upon the exercise of outstanding warrants.
(5) Includes shares underlying options and warrants of 140,000 and 182,625, respectively.
(6) Includes 60,000 shares issuable upon the exercise of outstanding options.
(7) The beneficial ownership percentage calculations do not include the number of warrants that are to be issued to the Placement Agents and also do not include the number of Unit Warrants that will be issued with respect to the Offering. The numbers of Unit Warrants that will be issued are 2,500,000 and 5,000,000 for the Minimum Offering and Maximum Offering, respectively. The numbers of Placement Agents Warrants that will be issued are 750,000 and 1,500,000 for the Minimum Offering and Maximum Offering, respectively.

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

31.1  Section 302 Certification by Chief Executive Officer of AngioGenex, Inc.

31.2  Section 302 Certification by Chief Financial Officer of AngioGenex, Inc.

32    Section 906 Certification by CEO and CFO of AngioGenex, Inc.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 included in the Company's Form 10-KSB for fiscal 2006 were approximately $34,845.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2006.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2006.

                                   SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 17, 2007 by the undersigned thereto.

                                            ANGIOGENEX, INC.

                                         /s/ Richard Salvador
                                        -------------------------------
                                        Richard Salvador, President and
                                        Chief Executive Officer

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2007.

Signature                           Title                          Date
---------                           -----                          ----
/s/ Richard Salvador         President, Chief Executive       April 17, 2007
--------------------         Officer, and Director
    Richard Salvador         (Principal Executive Officer)

/s/ Martin Murray            Secretary and Chief              April 17, 2007
-----------------            Financial Officer and Director
    Martin Murray            (Principal Financial and
                             Accounting Officer)