Form 10QSB
period 2007-03-31
AngioGenex, Inc.
filed 2007-05-22
CIK 1085596

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2007
-----------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 21, 2007, there were 20,425,285 shares of the registrant's $0.001 par value Common Stock outstanding.


Transitional Small Business Disclosure Forma(Check one): Yes [ ]  No [X]

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                           3

          Balance Sheets as of
          March 31, 2007 (unaudited) and
          December 31, 2006............................................  4

          Statements of Operations
          (unaudited) for the three months ended
          March 31, 2007 and 2006......................................  5

          Statements of Cash Flows (unaudited) for the three
          months ended March 31, 2007 and 2006.........................  6

          Condensed Notes to Consolidated Financial Statements.........  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................... 11

Item 3.   Controls and Procedures...................................... 16


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................ 17

Item 2.   Changes in Securities and Use of Proceeds.................... 17

Item 6.   Exhibits.and Reports on Form 8-K............................. 18

          Signatures................................................... 19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the quarter ending March 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the quarterly period ending March 31, 2007, follow.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS


Balance Sheets
                                                 March 31,
                                                   2007       December 31,
                                                (unaudited)       2006
                                                ------------  ------------
ASSETS
  CURRENT ASSETS
    Cash                                        $    70,308   $     4,386
    Prepaid offering costs                           15,000        15,000
    Prepaid expenses                                 30,348           739
                                                ------------  ------------
      TOTAL CURRENT ASSETS                          115,656        20,125
                                                ------------  ------------

  PROPERTY AND EQUIPMENT
    Equipment, net of depreciation                    1,655         1,810
                                                ------------  ------------
      TOTAL PROPERTY AND EQUIPMENT                    1,655         1,810

  TOTAL ASSETS                                  $   117,311   $    21,935
                                                ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
    Accrued expenses                            $   252,840   $   235,835
    Accrued expenses-related parties                118,541       127,706
    Notes payable                                    81,000         1,000
    Notes payable, related parties                   35,000        35,000
    Accrued interest                                  3,162         2,629
                                                ------------  ------------
      TOTAL CURRENT LIABILITIES                     490,543       402,170
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES                             -             -
                                                ------------  ------------

  STOCKHOLDERS' DEFICIT
    Preferred stock, 5,000,000 shares
     authorized, $0.001 par value;
     no shares issued and outstanding                     -             -
    Common stock, 70,000,000 shares
     authorized, $0.001 par value; 20,425,285
     and 20,347,285 shares issued and
     outstanding, respectively                       20,425        20,347
    Additional paid-in capital                    2,463,654     2,448,888
    Stock options, warrants, and
     beneficial conversion rights                   961,265       895,608
    Accumulated deficit during
     development stage                           (3,818,577)   (3,745,078)
                                                ------------  ------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (373,232)     (380,235)
                                                ------------  ------------
TOTAL LIABILTIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $   117,311   $    21,935
                                                ============  ============

     See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


Statements of Operations

                               Three Months    Three Months     March 31, 1999
                                  Ended           Ended       (Inception) to
                                 March 31,       March 31,        March  31,
                                   2007            2006              2007
                               (unaudited)     (unaudited)       (unaudited)
                               ------------   -------------    ---------------
REVENUES                       $         -    $          -     $            -

COST OF REVENUES                         -               -                  -
                               ------------   -------------    ---------------

GROSS PROFIT                             -               -                  -
                               ------------   -------------    ---------------


EXPENSES
Research and development             1,431          20,967          1,604,412
Consulting                               -               -            109,666
Licenses and fees                        -               -            155,000
Professional fees                   12,383          38,317          1,160,995
General and Administrative           5,342           7,083            225,377
                               ------------   -------------    ---------------
TOTAL OPERATING EXPENSES            19,156          66,367          3,255,450
                               ------------   -------------    ---------------
LOSS FROM OPERATIONS               (19,156)        (66,367)        (3,255,450)

OTHER INCOME (EXPENSES)
Other income                             -               -            464,688
Interest income                          -               -              7,236
Interest expense                   (54,342)        (10,039)        (1,035,057)
                               ------------   -------------    ---------------
TOTAL OTHER INCOME (EXPENSES)      (54,342)        (10,039)          (563,127)
                               ------------   -------------    ---------------

LOSS BEFORE INCOME TAXES           (73,498)        (76,406)        (3,818,577)

INCOME TAXES                             -               -                  -
                               ------------   -------------    ---------------

NET LOSS                       $   (73,498)   $    (76,406)    $   (3,818,577)
                               ============   =============    ===============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED              $       Nil    $      (0.01)
                               ============   =============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED                20,368,396      12,747,556
                               ============   =============

     See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

Statements of Cash Flows

                               Three Months    Three Months     March 31, 1999
                                  Ended           Ended       (Inception) to
                                 March 31,       March 31,        March  31,
                                   2007            2006              2007
                               (unaudited)     (unaudited)       (unaudited)
                               ------------   -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                       $   (73,498)   $    (76,406)    $   (3,818,577)
Adjustments to reconcile
 net loss to  net cash used
 by operating  activities:
  Depreciation                         155             393              6,194
  Services paid by
   issuance of common stock              -               -            455,950
  Services paid by issuance
   of common stock options               -             514            289,557
  Amortization of warrants and
   beneficial conversion            52,571               -            927,571
(Increase) decrease in prepaid
      expenses                     (29,609)             39            (30,348)
(Increase) decrease in prepaid
      offering costs                     -               -            (15,000)
(Increase) decrease in receivables       -               -                  -
Increase (decrease) in accrued
 expenses-related party             (9,165)         22,730            119,963
Increase decrease) in accrued
 expenses                           17,005           2,090            251,419
Increase (decrease) in accrued
 interest                              533           9,895             93,276
                               ------------   -------------    ---------------
Net cash used in operating
activities                         (42,008)        (40,745)        (1,719,995)
                               ------------   -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                    -               -             (7,849)
                               ------------   -------------    ---------------
Net cash used in investing
activities                               -               -             (7,849)
                               ------------   -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan                -               -            875,000
Payment of notes payable-related
 party                                   -               -            (25,000)
Payment of notes payable                 -               -            (35,000)
Proceeds from notes payable         80,000               -            176,000
Issuance of stock for cash - net    27,930          50,000            807,152
                               ------------   -------------    ---------------
Net cash provided by financing
activities                         107,930          50,000          1,798,152
                               ------------   -------------    ---------------

Net increase (decrease)
in cash                             65,922           9,255             70,308

Cash, beginning of period            4,386           2,636                  -
                               ------------   -------------    ---------------

Cash, end of period            $    70,308    $     11,891     $       70,308
                               ============   =============    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
  Interest expense             $         -    $          -     $            -
                               ============   =============    ===============
  Income taxes                 $         -    $          -     $            -
                               ============   =============    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Services paid by issuance
  of stock                     $         -    $          -     $      436,450
 Services paid by issuance
  of stock options             $         -    $        514     $      274,735
Offering costs paid by
  issuance of options          $         -    $          -     $       14,822


     See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007
-----------------------------------------------------------------------------

NOTE 1- DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

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

The Company has been in the development stage since inception and as of March 31, 2007 has had no revenues from its planned operations.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's-audited financial statements for the year ended December 31, 2006, included in the Company's Form 10 KSB filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

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

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007
-----------------------------------------------------------------------------

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

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007
-----------------------------------------------------------------------------

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


NOTE 3 - NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At March 31, 2007, the Company had accrued interest of $2,281.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At March 31, 2007, the Company had accrued interest of $81.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At March 31, 2007, the Company had accrued interest of $800.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007
-----------------------------------------------------------------------------


NOTE 4 - CONVERTIBLE DEBT AND BENEFICIAL CONVERSION

In March 2007, the Company issued convertible notes to unrelated parties for $80,000. Interest will start to accrue on the outstanding principal 60 days after the date of the note at rate of 6% annually. Full payment of principal and interest is due June 30, 2007. The notes are convertible into shares of common stock at rate of $0.35 per share at any time prior to payment in full of principal balance of a note.

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company calculated the value of the warrants and the beneficial conversion feature of the note and recorded the values as a finance cost. The beneficial conversion was valued and recorded at $52,571.


NOTE 5 - RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At March 31, 2007 and December 31, 2006 the Company owed the officer's business $23,541 and $32,706, respectively, which is included in accrued expenses - related parties in the financial statements.

At March 31, 2007 and December 31, 2006, the Company owed an officer $95,000 for unpaid salary, pursuant to an agreement to pay $5,000 per month through September 30, 2006.

For additional related party transactions, see Note 3.


NOTE 6 - COMMON STOCK AND WARRANTS

During the three months ended March 31, 2007, the Company sold in private placement 39,000 units consisting of 2 shares of common stock and 1 warrant to purchase common stock, for $27,930, net of expenses of $11,070. The warrants allow the stockholder to purchase 1 share of common stock for $1.00 per share for the next five years.

Disclosures required under SFAS 123 for warrants issued during the three months ended March 31, 2007 using the Black-Scholes options pricing model prescribed by SFAS 123 are provided below.

The assumptions used are as follows: risk-free rate of 4.5%; no dividends to be paid; expected life of warrants is 5 years; and volatility of 100%. The value ascribed to the warrants attached to the issuance was $13,086.

NOTE 7 - SUBSEQUENT EVENTS

On May 3, 2007, the Company announced that under the leadership of Dr. John Chen, BioCheck Inc., is applying its resources and expertise to the development of a diagnostic for the early detection and prognosis of cancer based on the appearance of Id proteins in blood and tumor tissue. The sale of monoclonal antibodies to the Id proteins prepared by BioCheck has begun to generate revenue and AngioGenex will earn its first milestone payment of $50,000 at the end of the second quarter of 2007. This work is being conducted pursuant to a development and marketing agreement under which AngioGenex has assigned BioCheck exclusive rights to develop and market the cancer diagnostic in return for royalties, with AngioGenex retaining the rights to the antibodies for therapeutic uses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

AngioGenex is an early stage biotechnology company, discovering and developing compounds potentially useful for the diagnosis and treatment of cancer. The Company's primary goal is to test newly discovered anti-cancer drugs in man that act by inhibiting either the Id genes or Id proteins. The use of the BioCheck diagnostic to detect the presence of an Id containing tumor followed by treatment with an AngioGenex anti-Id drug is expected to provide early and selective targeted therapy for cancer patients. To date, Id proteins have been found in all major tumors tested including breast and colon. Anti-Id drugs also offer opportunities for the treatment of many non-cancer diseases in which abnormal growth of blood vessels is an important part of the underlying cause as in age related macular degeneration, severe arthritis and endometriosis.

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

AngioGenex is a development stage company and has incurred significant losses since inception. We had an accumulated deficit of approximately $3,818,577 as of March 31, 2007. These losses have resulted principally from costs incurred in connection with research and development activities, license fees and general and administrative expenses.

Subsequent Event
----------------

On May 3, 2007, the Company announced that under the leadership of Dr. John Chen, BioCheck Inc., is applying its resources and expertise to the development of a diagnostic for the early detection and prognosis of cancer based on the appearance of Id proteins in blood and tumor tissue. The sale of monoclonal antibodies to the Id proteins prepared by BioCheck has begun to generate revenue and AngioGenex will earn its first milestone payment of $50,000 at the end of the second quarter of 2007. This work is being conducted pursuant to a development and marketing agreement under which AngioGenex has assigned BioCheck exclusive rights to develop and market the cancer diagnostic in return for royalties, with AngioGenex retaining the rights to the antibodies for therapeutic uses.


RESULTS OF OPERATIONS
---------------------

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


Revenues
--------

The Company did not generate revenue in the quarter ending March 31, 2007. This lack of revenue is consistent with the Company's early stage product development efforts and its strategic plan. The Company did not generate revenue in the quarter ending March 31, 2006.


Research and Development
------------------------

The Company continued its research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The $1,431 that the Company spent in the quarter ending March 31, 2007 funded outside contract research organizations. The company spent $20,967 on research and development activities in the quarter ending March 31, 2006. This decrease was due to a lack of available capital to fund more extensive research and development.

General and Administrative
--------------------------

In the quarter ending March 31, 2007, the Company spent $5,342 for general and administrative expenses including professional fees for book keepers, auditors, and outside securities counsel. During the quarter ending March 31, 2006, the Company's general and administrative expenses totaled $7,083. The company's General and Administrative Expenses are for professional fees for book-keepers, auditors, and outside securities counsel. These expenses are expected to increase as the company raises additional capital and requires additional in-house administrative support.


Other Income (Expense)
----------------------

In the quarter ending March 31, 2007 the Company incurred $54,342 in finance costs including beneficial conversion costs. In the quarter ended March 31, 2006 finance costs totaled $10,039.

Net Loss
--------

In the quarter ending March 31, 2007 the Company incurred a net loss of $73,498 or nil per share and compared to $(76,406) or $(0.01) for the same period last year. The decrease in net loss was a reduction the in research expense and fewer professional fees paid last year, with an offsetting increase in financing costs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since AGx's inception, its operations have been financed through the private placement of equity and debt securities. Through March 31, 2007, AGx had received net proceeds of approximately $1.798 million from the sale of shares of common stock and from the issuance of promissory notes and convertible promissory notes. As of March 31, 2007, the Company had cash and cash equivalents totaling $70,308.

As of March 31, 2007, the Company's current liabilities exceeded its current assets by $373,232.

As of March 31, 2007, the Company has 20,425,285 shares of common stock issued and outstanding.

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

An officer of the Company provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At March 31, 2007 and December 31, 2006 the Company owed the officer's business $23,541 and $32,706, respectively, which is included in accrued expenses - related parties in the financial statements.

At March 31, 2007 and December 31, 2006, the Company owed an officer $95,000 for unpaid salary, pursuant to an agreement to pay $5,000 per month through September 30, 2006.

In March 2007, the Company issued convertible notes to unrelated parties for $80,000. Interest will start to accrue on the outstanding principal 60 days after the date of the note at rate of 6% annually. Full payment of principal and interest is due June 30, 2007. The notes are convertible into shares of common stock at rate of $0.35 per share at any time prior to payment in full of principal balance of a note.


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

MARKET INFORMATION
------------------

AngioGenex common stock was cleared for quotation on the OTC-Bulletin Board under the symbol "AGGX" on December13, 2006 There is a limited market for AGGX shares.

(a) During the three months ended March 31, 2007, the Company sold in private placement 39,000 units consisting of 2 shares of common stock and 1 warrant to purchase common stock, for $27,930, net of expenses of $11,070. The warrants allow the stockholder to purchase 1 share of common stock for $1.00 per share for the next five years.

(b) The Company did not repurchase any of its shares during the quarter covered by this report.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements
--------------------------

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company sold in private placement 39,000 units consisting of 2 shares of common stock and 1 warrant to purchase common stock, for $27,930, net of expenses of $11,070. The warrants allow the stockholder to purchase 1 share of common stock for $1.00 per share for the next five years.

In March 2007, the Company issued convertible notes to unrelated parties for $80,000. Interest will start to accrue on the outstanding principal 60 days after the date of the note at rate of 6% annually. Full payment of principal and interest is due June 30, 2007. The notes are convertible into shares of common stock at rate of $0.35 per share at any time prior to payment in full of principal balance of a note.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

  NUMBER                 EXHIBITS

  31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C
            Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C
            Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

The Company filed a Current Report dated March 7, 2007, pursuant to Item 7.01 ("Regulation FD Disclosure"); Item 8.01 ("Other Events"); and Item 9.01 ("Exhibit") a press release entitled "AngioGenex Listing Approved-Trading under Symbol AGGX."

c)  Subsequent Reports on Form 8-K

The Company filed a Current Report dated May 3, 2007, pursuant to Item 7.01 ("Regulation FD Disclosure"); Item 8.01 ("Other Events"); and Item 9.01 ("Exhibit") a press release entitled "AngioGenex/BioCheck Collaboration Produces Novel Antibodies, Revenue and Progress toward a Cancer Diagnostic."

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 21, 2007

                                  ANGIOGENEX, INC.

                          By: /s/ Richard Salvador
                          -------------------------------
                                  Richard Salvador, Ph.D.
                                  President and
                                  Chief Executive Officer

                           By: /s/ Martin Murray
                           --------------------------------
                                   Martin Murray
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)