Form 10QSB
period 2007-06-30
AngioGenex, Inc.
filed 2007-08-14
CIK 1085596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 000-26181

ANGIOGENEX, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	86-0945116
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

425 Madison Ave. Suite 902, New York, New York 10017
(Address of principal executive offices)

(212) 874-6608
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

At August 10, 2007, the issuer had outstanding the indicated number of shares of common stock: 20,425,285.

Transitional Small Business Disclosure Format YES ☐ NO ☒

ANGIOGENEX, INC.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	June 30,
	2007	December 31,
ASSETS	(unaudited)	2006
CURRENT ASSETS
Cash	$14,058	$4,386
Prepaid offering costs	3,000	15,000
Prepaid expenses	22,272	739
TOTAL CURRENT ASSETS	39,330	20,125

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	1,500	1,810
TOTAL PROPERTY AND EQUIPMENT	1,500	1,810

TOTAL ASSETS	$40,830	$21,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$244,910	$235,835
Accrued expenses - related parties	131,476	127,706
Notes payable	1,000	1,000
Notes payable, related parties	120,000	35,000
Accrued interest	3,701	2,629
TOTAL CURRENT LIABILITIES	501,087	402,170

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value;
20,625,285 and 20,347,285 shares issued and outstanding, respectively	20,625	20,347
Additional paid-in capital	2,538,454	2,448,888
Stock options, warrants, and beneficial conversion rights	963,123	895,608
Accumulated deficit during development stage	(3,982,459)	(3,745,078)
TOTAL STOCKHOLDERS' DEFICIT	(460,257)	(380,235)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,830	$21,935

See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		March , 1999 (Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$-

EXPENSES
Research and development	7,542	8,665	8,973	29,633	1,611,954
Consulting	-	-	-	-	109,666
Licenses and fees	-	-	-	-	155,000
Professional fees	139,402	44,216	151,786	82,534	1,300,398
General and administrative	12,894	2,369	18,235	9,449	238,270
TOTAL OPERATING EXPENSES	159,838	55,250	178,994	121,616	3,415,288

LOSS FROM OPERATIONS	(159,838)	(55,250)	(178,994)	(121,616)	(3,415,288)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	464,688
Interest income	-	-	-	-	7,236
Finance costs	(4,045)	(14,759)	(58,387)	(24,799)	(1,039,095)
TOTAL OTHER INCOME (EXPENSES)	(4,045)	(14,759)	(58,387)	(24,799)	(567,171)

LOSS BEFORE INCOME TAXES	(163,883)	(70,009)	(237,381)	(146,415)	(3,982,459)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(163,883)	$(70,009)	$(237,381)	$(146,415)	$(3,982,459)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	20,493,417	12,917,556	20,431,252	12,832,278

See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Period from
			March, 1999
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,381)	$(146,415)	$(3,982,459)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	310	548	6,349
Services paid by issuance of common stock	90,000	-	545,950
Services paid by issuance of common stock options	-	514	289,557
Amortization of warrants and beneficial conversion	54,429	-	929,429
(Increase) decrease in prepaid expenses	(21,533)	77	(22,272)
(Increase) decrease in prepaid offering costs	12,000	-	(3,000)
Increase (decrease) in accrued expenses, related party	3,770	40,819	132,898
Increase (decrease) in accrued expenses	9,075	17,955	243,488
Increase (decrease) in accrued interest	1,072	24,346	93,815
Net cash used in operating activities	(88,258)	(62,156)	(1,766,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(7,849)
Net cash used in investing activities	-	-	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	-	-	875,000
Payment of notes payable - related party	-	-	(25,000)
Payment of notes payable	-	-	(35,000)
Proceeds from notes payable	85,000	-	181,000
Issuance of stock for cash - net	12,930	77,500	792,152
Net cash provided by financing activities	97,930	77,500	1,788,152

Net increase (decrease) in cash	9,672	15,344	14,058

Cash, beginning of period	4,386	2,636	-

Cash, end of period	$14,058	$17,980	$14,058

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense		$ $-	$-
Income taxes	$-	$-	$-

See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION

AngioGenex, Inc. (“AngioGenex” or the “Company”) incorporated in the State of New York on March 31, 1999. The Company is a biopharmaceutical company founded to create products that are uniquely useful for the treatment, diagnosis and prognosis of cancer. Company programs focus on (1) the discovery and development of orally active anti-cancer drugs that act by modulating the action of the Id proteins, (2) the measurement of Id proteins in tumors and blood to create products for the diagnosis and prognosis of cancer, (3) generating proof-of-concept data in relevant preclinical models to establish that modulation of Id proteins is useful to treat non-oncologic diseases in which an overgrowth of blood vessels is an important part of the underling pathology and (4) collaborating in respect to treatments of diseases in which blood vessel proliferation is desirable.

The Company has been in the development stage since inception and as of June 30, 2007 has had no revenues from its planned operations.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in the Company’s Form 10 KSB filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007

As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception and has no revenues from planned operations. The future of the Company is dependent upon revenue and additional financing to fund its research and development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Food and Drug Administration will grant future approval of the Company’s prospective products or that profitable operations can be attained as a result thereof.

The Company anticipates that its principal source of funds for the next year will be the issuance for cash of additional equity instruments. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

Development Stage Activities
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

Recent Accounting Pronouncements
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is
Recent Accounting Pronouncements-continued

effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007

Revenue Recognition

Royalties will be recognized as revenue when the amounts are contractually earned fixed and determinable, and there is substantial probability of collection. The Company did not recognize any royalty revenue at June 30, 2007.

NOTE 3 - NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At June 30, 2007, the Company had accrued interest of $2,655.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At June 30, 2007, the Company had accrued interest of $96.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At June 30, 2007, the Company had accrued interest of $950.

NOTE 4 - CONVERTIBLE DEBT AND BENEFICIAL CONVERSION

In March and April 2007, the Company issued convertible notes to unrelated parties for $85,000. According to the terms of the agreement interest began to accrue on the outstanding principal 60 days after the date of the note at rate of 6% annually. Full payment of principal and interest was due June 30, 2007. The notes were convertible into shares of common stock at rate of $0.35 per share at any time prior to payment in full of principal balance of a note.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company calculated the value of the warrants and the beneficial conversion feature of the note and recorded the value as a finance cost. The beneficial conversion was valued and recorded at $54,429.

NOTE 5 - RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At June 30, 2007 and December 31, 2006 the Company owed the officer’s business $36,476 and $32,706, respectively, which is included in accrued expenses - related parties in the financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007

At June 30, 2007 and December 31, 2006, the Company owed an officer $95,000 for unpaid salary, pursuant to an agreement to pay $5,000 per month through September 30, 2006.

For additional related party transactions, see Note 3.

NOTE 6 - COMMON STOCK AND WARRANTS

The Company issued 200,000 shares as a compensation for legal services rendered. The shares exchanged for these services were valued at $0.45 per share and a charge of $90,000 is included with professional fees expense.

During the six months ended June 30, 2007, the Company sold in private placement 39,000 units consisting of 2 shares of common stock and 1 warrant to purchase common stock, for $27,930, net of expenses of $11,070. The warrants allow the stockholder to purchase 1 share of common stock for $1.00 per share for the next five years.

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

NOTE 7 - SUBSEQUENT EVENTS

On July 5, 2007 the Company converted $85,000 of convertible notes payable (see Note 4) into 242,859 shares of common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-KSB. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing in Part I, Item 1.

Company Overview

AngioGenex is an early stage biotechnology company focused on the discovery and development of compounds useful for the diagnosis and treatment of cancer. Our proprietary technology is based on the research work of Dr. Robert Benezra and his collegues at Memorial Sloan Kettering Cancer Center, who established the role of the Id (inhibition of differentiation) genes and corresponding Id proteins in the formation of new blood vessels (angiogenesis) required for tumor growth and metastasis. This intellectual property includes the exclusive worldwide rights to certain patent pending Id based anti-angiogenesis anti-cancer biotechnology that we acquired in 2000 from the Sloan Kettering Institute for Cancer Research and subsequently from sponsored research. In addition, our intellectual property includes molecules that were generated as a result of in-house screening and out-sourced contract research concerning organic molecules that appear to inhibit the Id related process responsible for the formation of new blood vessels and consequent tumor growth, as well as other “know-how” and trade secrets which resulted from other out-sourced research.

Our therapeutic focus is on the identification and development of orally active molecules capable of inhibiting Id activity and preventing the formation of blood vessels that support the growth of cancerous tumors. In addition, we have sponsored other research on the modulation of Id genes and proteins that may be useful in the treatment of non-oncological diseases, such as age related macular degeneration and diabetic retinopathy, in which a surplus in the growth of blood vessels is an important part of the underlying pathology of such diseases.

AngioGenex has out-licensed its rights to develop Id-based prognostics and diagnostics to BioCheck, Inc., a leading producer of clinical diagnostic assays. In June 2004 AngioGenex signed a Development and Marketing Agreement with BioCheck under which AngioGenex assigned BioCheck the exclusive rights to develop and market cancer prognostic and diagnostics in return for royalties and milestone payments. Pursuant to this sub-license BioCheck has been developing monoclonal antibodies for all four Id proteins (Id1, Id2, Id3, and Id4) for use in standard enzyme linked immunoassay or ELISA type assay tests and for kits for the detection of the proteins in tumors and other tissues. The sale of monoclonal antibodies to the Id proteins by BioCheck has begun to generate revenue for BioCheck.

Since commencement of operations in 1999, our efforts have been principally devoted to in-licensing our intellectual property, research and development activities, entering into collaborative agreements, recruiting management personnel and advisors, and raising capital.

Our current business strategy is to concentrate our financial resources primarily on the further development of our proprietary potential anti-cancer lead drug compounds.

Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves out-sourced contract research and development activities on the design of more potent and efficient Id protein inhibitors based on two organic molecules which have exhibited anti-Id protein properties. Given sufficient capital resources, we plan to test these organic molecules in established animal tumor models for their ability to block blood vessel formation and inhibit tumor growth. This testing as well as further refinement of the structure of active molecules is expected to result in the identification of a lead therapeutic drug compound. The lead compound would then be subjected to further testing in animals to obtain preliminary knowledge of its properties including safety. After the receiving promising preliminary data on the lead compound, it would be subjected to the more stringent tests required to complete the FDA requirements for an IND (Investigational New Drug Application). Such additional research and testing necessary for an IND application will require significant capital expenditures of approximately $1.5 million and will only be possible if we raise additional capital through equity financings.

We intend to contract out substantially all of the research and development work on our potential anti-cancer lead drug compounds. No employees were hired in the second quarter of 2007. We do not expect to hire employees during the next twelve months unless we raise substantial additional capital in the range of $5 million.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, technological advances, determinations as to commercial viability and the status of competitive products. The focus and direction of our operations will also be dependent on the establishment of our collaborative arrangements with other companies, the availability of financing and other factors. We expect our development costs to increase as any future lead anti-cancer drug compound or compounds enter the later stages of development.

Liquidity and Capital Resources

Since inception, we have financed our operations through the private placement of equity and debt securities, as well as loans from certain of our officers and directors. During the first quarter of 2007 we received net proceeds of $12,930 from a private placement of shares and warrants and proceeds of $85,000 from the issuance of convertible notes to unrelated parties, which notes were converted into shares after the end of the second quarter of 2007. During the second quarter of 2007 we did not close any debt or equity financing. As of June 30, 2007, we had $14,058 in cash as compared to $4,386 in cash at December 31, 2006. We do not have any available lines of credit.

Net cash used in operating activities during the six months ended June 30, 2007 was $88,258 resulting in a net loss of $237,381, after taking into account significant non-cash charges for operating expenses during the quarter and other adjustments. We pay no rent to Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

As of June 30, 2007, our current liabilities exceeded our current assets by $461,757. We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	royalty income, if any, from licensed product sales by BioCheck, Inc.;

•	annual minimum royalty payments from BioCheck if aggregate royalty income received by AngioGenex during the twelve months ending in the second quarter of 2008 is less than $50,000;

•	through future private placement financing.

As mentioned above, we may generate revenue from BioCheck from royalties on sales of licensed products or from minimum annual royalty payments under our license agreement. The sale of monoclonal antibodies to the Id proteins by BioCheck has begun to generate revenue, upon which we will receive royalty payments. If we do not receive at least $50,000 in royalty payments from the sales of licensed products by BioCheck during the twelve months ending in the second quarter of 2008, BioCheck will be obligated to make a minimum royalty payment to us representing the difference between royalty payments actually paid and $50,000. We cannot at this time assure you that additional revenues will be generated in fiscal year 2007, if at all.

We do not currently have sufficient capital resources to finance our plan of operation through the third quarter of 2007. We will need to raise additional capital during the third quarter of 2007 in order to fund our plan of operation through the third quarter of 2007. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations during the third quarter of 2007, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital during the third quarter of 2007 we may have to further curtail or cease operations.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the financial statements included in our Form 10-KSB. Our critical accounting policies are:

Revenue recognition: Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

Research, development costs: Research and development costs are expensed as incurred.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Lawsuit

In July 2006, Comparative BioSciences Inc. (“CompBio”), a company that we had previously hired to breed and house a colony of its proprietary “Id-Knockout” mice, sued us in state court in California claiming approximately $200,000 in unpaid invoices. We removed the case from state court to federal court and responded to CompBio’s claims by pointing to over charges from a) keeping a colony of mice much larger than we specifically requested, b) continuing to breed and house the mice for several years after we had demanded that CompBio cease performing any work or incurring any charges. Our response also included counter-claims for CompBio’s breach of contract, as well as a number of business torts arising out of their refusal to return the proprietary mice to us so that we could perform important anti-cancer experiments as part of our drug development program and business plan. At a hearing on December 22, 2006, the judge granted our request for injunctive relief in the form of the return of our proprietary experimental mice. However the judge ruled that CompBio would only be required to return our proprietary Id-knockout mice if we first posted a bond for $200,000, which we have not posted to date. There were no material developments in this lawsuit in the second quarter of 2007.

Subsequent Events

On July 6, 2007, we issued an aggregate of 242,859 shares of common stock to eight holders of convertible promissory notes. The promissory notes were issued to the eight unrelated parties in March 2007 for aggregate gross proceeds of $85,000. The notes were convertible into shares of common stock at $0.35 per share. Interest in the amount of 6% per annum began to accrue in May 2007. The interest which accrued as of the conversion date will be paid in cash.

Item 3.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2007. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AngioGenex has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIOGENEX, INC.

Dated August 13, 2007.	By:	/s/ Richard Salvador
Richard Salvador, Ph.D. President and Chief Executive Officer

By:	/s/ Martin Murray
Martin Murray Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)