Form 10QSB
period 2007-09-30
AngioGenex, Inc.
filed 2007-11-14
CIK 1085596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
Commission file number 000-26181

ANGIOGENEX, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0945116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 12, 2007, the issuer had outstanding the indicated number of shares of common stock: 20,884,144.

Transitional Small Business Disclosure Format YES ☐ NO ☒

ANGIOGENEX, INC.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	September 30,
	2007	December 31,
	(unaudited)	2006
ASSETS
CURRENT ASSETS
Cash	$8,208	$4,386
Prepaid offering costs	3,000	15,000
Prepaid expenses	14,197	739
Receivable	50,000	-
TOTAL CURRENT ASSETS	75,405	20,125

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	1,345	1,810
TOTAL PROPERTY AND EQUIPMENT	1,345	1,810

TOTAL ASSETS	$76,750	$21,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$290,437	$235,835
Accrued expenses - related parties	144,528	127,706
Notes payable	1,000	1,000
Notes payable, related parties	35,000	35,000
Accrued interest	4,245	2,629
TOTAL CURRENT LIABILITIES	475,210	402,170

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value; 20,884,144 and 20,347,285 shares issued and outstanding, respectively	20,884	20,347
Additional paid-in capital	2,686,984	2,448,888
Stock options, warrants, and beneficial conversion rights	912,379	895,608
Accumulated deficit during development stage	(4,018,707)	(3,745,078)
TOTAL STOCKHOLDERS' DEFICIT	(398,460)	(380,235)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76,750	$21,935

ANGIOGENEX, INC
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					March , 1999
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$50,000	$-	$50,000	$-	$50,000

EXPENSES
Research and development	16,428	10,620	25,401	40,253	1,628,382
Consulting	-	-	-	-	109,666
Licenses and fees	-	-	-	-	155,000
Professional fees	50,168	30,533	201,954	113,066	1,350,566
General and administrative	11,927	5,105	30,162	14,555	250,197
TOTAL OPERATING EXPENSES	78,523	46,258	257,517	167,874	3,493,811

LOSS FROM OPERATIONS	(28,523)	(46,258)	(207,517)	(167,874)	(3,443,811)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	464,688
Interest income	-	-	-	-	7,236
Finance costs	(7,724)	(12,811)	(66,112)	(37,610)	(1,046,820)
TOTAL OTHER INCOME (EXPENSES)	(7,724)	(12,811)	(66,112)	(37,610)	(574,896)

LOSS BEFORE INCOME TAXES	(36,247)	(59,069)	(273,629)	(205,484)	(4,018,707)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(36,247)	$(59,069)	$(273,629)	$(205,484)	$(4,018,707)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	20,870,896	13,105,791	20,579,410	11,311,886

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Period from
			March, 1999
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(273,629)	$(205,484)	$(4,018,707)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	465	703	6,504
Services paid by issuance of common stock	90,000	-	545,950
Services paid by issuance of common stock options	-	514	289,557
Amortization of warrants and beneficial conversion	54,429	-	929,429
Non cash financing charges	6,285	-	6,285
(Increase) decrease in prepaid expenses	(13,458)	116	(14,197)
(Increase) decrease in prepaid offering costs	12,000	(19,456)	(3,000)
(Increase) decrease in receivables	(50,000)	-	(50,000)
Increase (decrease) in accrued expenses, related party	16,822	44,482	145,950
Increase (decrease) in accrued expenses	54,602	(2,258)	289,015
Increase (decrease) in accrued interest	1,616	36,791	94,359
Net cash used in operating activities	(100,868)	(144,592)	(1,778,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(7,849)
Net cash used in investing activities	-	-	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	-	-	875,000
Payment of notes payable - related party	-	-	(25,000)
Payment of notes payable	-	-	(35,000)
Proceeds from notes payable	85,000	-	181,000
Issuance of stock for cash - net	19,690	177,500	798,912
Net cash provided by financing activities	104,690	177,500	1,794,912

Net increase (decrease) in cash	3,822	32,908	8,208

Cash, beginning of period	4,386	2,636	-

Cash, end of period	$8,208	$35,544	$8,208

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense		$ $ -	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$90,000	$-	$526,450
Services paid by issuance of stock options	$-	$514	$274,735
Offering costs paid by issuance of stock options	$-	$-	$14,822

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 – BASIS OF PRESENTATION

AngioGenex, Inc. (“AngioGenex” or the “Company”) incorporated in the State of Nevada on March 1, 1999.The Company is a biopharmaceutical company founded to create products that are uniquely useful for the treatment, diagnosis and prognosis of cancer. Company programs focus on (1) the discovery and development of orally active anti-cancer drugs that act by modulating the action of the Id proteins, (2) the measurement of Id proteins in tumors and blood to create products for the diagnosis and prognosis of cancer, (3) generating proof-of-concept data in relevant preclinical models to establish that modulation of Id proteins is useful to treat non-oncologic diseases in which an overgrowth of blood vessels is an important part of the underling pathology and (4) collaborating in respect to treatments of diseases in which blood vessel proliferation is desirable.

The Company has been in the development stage since inception and as of September 30, 2007 has had no revenues from its planned operations.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in the Company’s Form 10 KSB filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

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
SEPTEMBER 30, 2007

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

Development Stage Activities
The Company has been in the development stage since its formation on March 31, 1999. It is primarily engaged in the research to develop anti-cancer strategies using the field of antiangiogenesis. During the year ended March 31, 2003, the Company entered into an agreement to provide certain properties to an unrelated outside company, receiving payments under the terms of the contract, but that was not sufficient to move the Company from development stage to a fully operating company. The Company recognized $50,000 of royalty revenue under this agreement for the quarter ended September 30, 2007, however this was also not sufficient to move the Company from development stage to a fully reporting company.

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
SEPTEMBER 30, 2007

Recent Accounting Pronouncements-continued

effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.
Revenue Recognition

Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection. The Company recognized $50,000 of royalty revenue at September 30, 2007.

NOTE 3 – NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At September 30, 2007, the Company had accrued interest of $3,033.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At September 30, 2007, the Company had accrued interest of $111.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At September 30, 2007, the Company had accrued interest of $1,101.

NOTE 4 – CONVERTIBLE DEBT AND BENEFICIAL CONVERSION

In March and April 2007, the Company issued convertible notes to unrelated parties for $85,000. According to the terms of the agreement interest began to accrue on the outstanding principal 60 days after the date of the note at rate of 6% annually. Full payment of principal and interest was due June 30, 2007. The notes were convertible into shares of common stock at rate of $0.35 per share prior to payment in full of principal balance of a note. On July 5, 2007 the Company converted notes payable into 242,859 shares of common stock and recognized additional costs of conversion for $6,235.

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

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At September 30, 2007 and December 31, 2006 the Company owed the officer’s business $49,528 and $32,706, respectively, which is included in accrued expenses – related parties in the financial statements.

At September 30, 2007 and December 31, 2006, the Company owed an officer $95,000 for unpaid salary, pursuant to an agreement to pay $5,000 per month through September 30, 2006.

For additional related party transactions, see Note 3.

NOTE 6 – COMMON STOCK AND WARRANTS

The Company issued 242,859 shares of common stock for convertible notes payable (see Note 4)

The Company issued 200,000 shares as a compensation for legal services rendered. The shares exchanged for these services were valued at $0.45 per share and a charge of $90,000 is included with professional fees expense.

During the nine months ended September 30, 2007, the Company sold in a private placement 47,000 units consisting of 2 shares of common stock and 1 warrant to purchase common stock, for $34,690, net of expenses of $14,710. The warrants allow the stockholder to purchase 1 share of common stock for $1.00 per share for the next five years.

Disclosures required under SFAS 123 for warrants issued during the nine months ended September 30, 2007 using the Black-Scholes options pricing model prescribed by SFAS 123 are provided below.

The assumptions used are as follows: risk-free rate of 4.5%; no dividends to be paid; expected life of warrants is 5 years; and volatility of 100%. The value ascribed to the warrants attached to the issuance was $16,771.

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

We intend to contract out substantially all of the research and development work on our potential anti-cancer lead drug compounds. No employees were hired in the third quarter of 2007. We do not expect to hire employees during the next twelve months unless we raise substantial additional capital in the range of $5 million.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the private placement of equity and debt securities, as well as loans from certain of our officers and directors. During the first quarter of 2007 we received net proceeds of $12,930 from a private placement of shares and warrants and proceeds of $85,000 from the issuance of convertible notes to unrelated parties, the principal amount of such notes were converted into shares in July 2007. In March 2007 a private placement was initiated in Europe pursuant to which units composed of two shares at $0.50 per share and one five year warrant exercisable at $1.00 per share were offered. During the nine months ended September 30, 2007, we sold 39,000 units at $0.50 per share and 8,000 units at $0.65 per share for an aggregate amount of $34,690, net of expenses of $14,710. As of September 30, 2007, we had $8,208 in cash as compared to $4,386 in cash at December 31, 2006. We do not have any available lines of credit.

Net cash used in operating activities during the nine months ended September 30, 2007 was $100,868 resulting in a net loss of $273,629, after taking into account significant non-cash charges for operating expenses during the quarter and other adjustments. We pay no rent to Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

As of September 30, 2007, our current liabilities exceeded our current assets by $399,805. We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

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

As mentioned above, we may generate revenue from BioCheck from royalties on sales of licensed products or from minimum annual royalty payments under our license agreement. The sale of monoclonal antibodies to the Id proteins by BioCheck has begun to generate revenue, upon which we will receive royalty payments. As of September 30, 2007 we recognized royalty revenue and booked a receivable of $50,000 based on the minimum annual royalty that BioCheck is obligated to pay us during the twelve months ending in the second quarter of 2008. If we do not receive at least $50,000 in royalty payments from the sales of licensed products by BioCheck during the twelve months ending in the second quarter of 2008, BioCheck will be obligated to make a minimum royalty payment to us representing the difference between royalty payments actually paid and $50,000. We cannot at this time assure you that additional revenues will be generated in fiscal year 2007, if at all.

We do not currently have sufficient capital resources to finance our plan of operation through the fourth quarter of 2007. We will need to raise additional capital during the fourth quarter of 2007 in order to fund our plan of operation through the fourth quarter of 2007. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations during the fourth quarter of 2007, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital during the fourth quarter of 2007 we may have to further curtail or cease operations.

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

Lawsuit

In July 2006, Comparative BioSciences Inc. (“CompBio”), a company that we had previously hired to breed and house a colony of its proprietary “Id-Knockout” mice, sued us in state court in California claiming approximately $200,000 in unpaid invoices. We removed the case from state court to federal court and responded to CompBio’s claims by pointing to over charges from a) keeping a colony of mice much larger than we specifically requested, b) continuing to breed and house the mice for several years after we had demanded that CompBio cease performing any work or incurring any charges. Our response also included counter-claims for CompBio’s breach of contract, as well as a number of business torts arising out of their refusal to return the proprietary mice to us so that we could perform important anti-cancer experiments as part of our drug development program and business plan. At a hearing on December 22, 2006, the judge granted our request for injunctive relief in the form of the return of our proprietary experimental mice. However the judge ruled that CompBio would only be required to return our proprietary Id-knockout mice if we first posted a bond for $200,000, which we have not posted to date. On November 6, the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to us, and we agreed to pay the CompBio $55,000 in installments over a 5-year period. We will make a $10,000 payment to CompBio pursuant to the settlement agreement. The stipulated judgment and settlement agreement is to be filed with the court by November 15. The case will be closed upon the entry of the stipulation by the court, which retains jurisdiction to enforce the settlement agreement

Item 3.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of September 30, 2007. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.
On August 30, 2007 we sold 8,000 units, with each unit composed of 16,000 shares and 8,000 warrants to an unrelated third party investor for $6,760, net of expenses of $3,640. The warrants are exercisable for five years with an exercise price of $1.00 per share. The sales of units were sold pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended..

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

Dated November 13, 2007.

ANGIOGENEX, INC.

By:	/s/ Richard Salvador
Richard Salvador, Ph.D.
President and Chief Executive Officer

By:	/s/ Martin Murray
Martin Murray
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)