Form 10KSB
period 2007-12-31
AngioGenex, Inc.
filed 2008-04-02
CIK 1085596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number 0-26181

AngioGenex, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0945116 (I.R.S. employer identification number)
425 Madison Ave., Suite 902, New York, New York, 10017 (Address of principal executive offices and zip code) (212) 874-6008 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

The issuer’s revenues for its fiscal year ended December 31, 2007 were $50,000.

Aggregate market value of the common equity held by non-affiliates of the issuer as of March 24, 2008 was $5,687,116.

Number of shares outstanding of the issuer’s common stock as of March 24, 2008: 21,053,406 shares.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “might,” “would,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans,” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Plan of Operation” sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Risk Factors” section above and “Management’s Discussion and Analysis or Plan of Operation” section below, and other sections of this report.

The statements contained in this Registration Statement that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. For a more detailed explanation of such risks, please see “Risk Factors” below. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this report on Form 10-KSB and the section entitled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” included in this report on Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

History and Background

AngioGenex is a development stage biopharmaceutical company focused on creating products that are uniquely useful for the treatment, diagnosis and prognosis of cancer. Our development programs focus on (1) the discovery and development of orally active anti-cancer drugs that act by modulating the action of the Id (inhibitor of differentiation) proteins, (2) the measurement of Id proteins in tumors and blood to create products for the diagnosis and prognosis of cancer and (3) generating proof-of-concept data in relevant preclinical models to establish that modulation of Id genes and proteins is useful to treat non-oncologic diseases in which a surplus or deficit in the growth of blood vessels is an important part of the underlying pathology. Our proprietary technology is based on the research work of Dr. Robert Benezra and his colleagues at Memorial Sloan Kettering Cancer Center (MSKCC), who discovered the Id, or inhibitor of differentiation genes and corresponding Id proteins and established their role in the formation of new blood vessels (angiogenesis) required for tumor growth and metastasis. Our intellectual property includes the rights to biotechnology in the Id field, which we acquired under exclusive worldwide licenses from MSKCC, and our own patented and proprietary technology and molecules that we have generated while developing our Id based anti-angiogenesis anti-cancer and other strategies.

AngioGenex, Inc.was incorporated in the State of Nevada on April 2, 1999.

On April 3, 2000, in exchange for $30,000 we obtained from MSKCC an exclusive worldwide license two patent applications relating to a method for modulating tumor growth and metastasis of tumor cells based on the Id technology and Id knockout mice useful for testing and developing useful products for the treatment, diagnosis and prognosis of cancer. The license agreement provides that an additional $200,000 shall be paid to MSKCC upon the submission to any regulatory authority of the first new drug application for any licensed product and $500,000 to be paid upon the first regulatory authority approval. In addition, the agreement also provides for royalty payments to MSKCC ranging from 2.5% - 4% of net sales and 15% of gross revenues from sub-license fees.

We licensed our intellectual property relating to Id related diagnostic, bio-analytical or prognostic products to BioCheck Inc. pursuant to a Development and Marketing Agreement entered into on December 15, 2003. AngioGenex has licensed the rights to develop Id based prognostics and diagnostics to BioCheck in exchange for milestones, royalties and the right to use internally, any developed technology (such as new assays or monoclonal antibodies). BioCheck, a subsidiary of OXIS International, Inc., is a leading producer of clinical diagnostic assays, including high quality enzyme immunoassay research services and immunoassay kits for cardiac and tumor markers, infectious diseases, thyroid function, steroids, and fertility hormones designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck focuses primarily on the immunoassay segment of the clinical diagnostics market. BioCheck offers over 40 clinical diagnostic assays manufactured in its 15,000 square foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California.

 On December 1, 2005, AngioGenex entered into an Agreement and Plan of Reorganization with eClic, Inc. a Nevada corporation and a reporting company under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, pursuant to which AngioGenex was merged with eClic Acquisition Corporation, a wholly owned subsidiary with no assets or liabilities formed solely for the purpose of facilitating the merger. eClic acquired all of the issued and outstanding capital stock of AngioGenex, Inc. in exchange for a total of 11,187,000 shares of the eClic Class A common stock, which constituted approximately 88% of the shares of issued and outstanding common stock of eClic and 94% of its equity on a fully diluted basis. The sole director and officer of eClic resigned on the effective date of the merger, December 30, 2005 and the directors and officers of AngioGenex became the directors and officers of the merged company. Subsequent to the merger, eClic changed its name to AngioGenex, Inc. eClic was a blank check company incorporated in March 1999, and had no business activities prior to the date of the Agreement and Plan of Reorganization. Pursuant to Rule 12g-3 of the Exchange Act AngioGenex was the successor issuer to eClic for reporting purposes under the Exchange Act.

eClic Acquisition Corporation, the wholly owned subsidiary of eClic, Inc., changed its name to AngioGenex Therapeutics subsequent to the merger. AngioGenex Therapeutics, Inc. was merged into AngioGenex, Inc. on March 8, 2006, and the shareholders of AngioGenex Therapeutics, Inc. (who were the former shareholders of AngioGenex, the pre-merger New York corporation) were issued one share of AngioGenex, Inc. for every share of AngioGenex Therapeutics, Inc.

AngioGenex is a development stage company and has incurred significant losses since inception. We had an accumulated deficit of approximately $4,109,483 as of December 31, 2007. These losses have resulted principally from costs incurred in connection with research and development activities, license fees, patent expenses and general and administrative expenses.

RESEARCH AND DEVELOPMENT PROGRAMS

Anti-Cancer Therapeutics

Our main focus is the discovery and development of one or more anti-cancer drug product candidates that act by preventing the formation of blood vessels (angiogenesis) into tumors that act by modulating the action of the Id (inhibitor of differentiation) proteins.

Scientific Background

Cancer is a genetic disease resulting in deregulated cell growth. Tumor suppressor genes and oncogenes inhibit or stimulate cell growth or proliferation and are normally in balance. Mutations in either or both of these gene classes can lead to cancer. Over the past 20 years, much research has focused on inhibiting the growth of tumor cells by either altering the activity of oncogenes or tumor suppressors so that normal cell growth properties are restored. This approach has met with limited success for several reasons. Tumor cells can acquire mutations rapidly and drugs designed to kill the tumor cell or alter protein activity are often countered with further mutations leading to drug resistance. In addition, many of the oncogenes and tumor suppressors have normal healthy counterparts that are required for normal cell functions so that inhibiting their activity often causes serious side effects and toxicities. Finally, the mechanisms of action of some oncogene and tumor suppressors are poorly understood limiting the development of more specific drug therapies. For these reasons, alternate approaches to the management and cure for cancer have been actively pursued.

The Anti-Angiogenic Approach.

One anti-cancer approach that has received much attention in recent years involves targeting the blood supply of the tumor. If tumors are prevented from recruiting new blood vessels for nutrients (through a process called angiogenesis) they cannot grow beyond a very small size and cannot spread (metastasize) to other parts of the body, rendering them essentially harmless to the patient. This approach is attractive because unlike tumor cells, the cells that form blood vessels do not acquire mutations at any appreciable rate and, therefore, it is unlikely that they would acquire drug resistance. In addition, certain research indicates that the growth of blood vessels around tumors is a different process than normal angiogenesis in adults suggesting it is possible to develop non-toxic drug regimens for treating cancer. Normal angiogenesis occurs in adults primarily in wound healing and certain reproductive functions. Finally, the molecular steps that result in angiogenesis are becoming better understood, thereby providing new targets for anti-angiogenic drug design. Among these, the Id genes and Id proteins have been demonstrated to play a key role in tumor angiogenesis.

The Id genes act early in fetal development to promote the growth of cells and blood vessels but are turned off prior to birth and are usually inactive in adult life. The Id gene is reactivated in many tumor cells in the early stages of the disease and, importantly, it is also expressed in the blood vessels that infiltrate tumors. Through genetic manipulations in mice it has been shown that partial loss of Id gene function leads to an inhibition of the growth and metastasis of tumors. This inhibition can be attributed to the failure of the animals to develop an intact vasculature (network of blood vessels) within the tumor mass resulting in significant cancer cell death. Importantly, animals with reduced Id levels show no other obvious physiological abnormalities. Thus, the Id genes and proteins become attractive drug targets for the following reasons:

•	The Id proteins have been shown to be a key component for tumor angiogenesis.

•
The Id proteins are fetal specific and are only re-expressed during tumor vascularization but not in normal adult vasculature (with the exception of wound healing and reproductive functions) making it possible to design drugs that are not expected to cause side-effects

•	Only partial reduction in Id activity causes a significant inhibition of tumor angiogenesis.

•	The mechanism of Id action is well understood-thus allowing high-throughput screening and rational design of drug candidates.

•	Inactivation of Id before or after tumor formation is effective in preventing or limiting tumor growth in animal models that we believe is reasonably predictive of human activity.

•	Compounds of a known chemical class have been identified that bind and inhibit the Id protein in a biochemical and a cell culture screen.

We are pursuing strategies to inactivate either the Id genes or Id proteins to inhibit the growth and metastasis of tumors. We are funding ongoing research concerning their activity for the design of more potent and efficient Id protein inhibitors.

Id-Based Oncology Therapeutics.

The discovery and development of one or more anticancer drugs that act by preventing the formation of blood vessels (angiogenesis) into tumors by either by blocking the action of the Id genes or Id proteins is the primary corporate goal of AngioGenex. The validation of the usefulness of inhibiting blood vessel formation in cancer has been shown in man using drugs such as Avastin{trademark} whose target is vascular endothelial growth factor. While these drugs appear to be only modestly effective, they demonstrate the potential value of treating cancer by this approach and suggest that a more potent and selective agent would be an even more important addition to cancer therapy.

There is considerable evidence to demonstrate the effects of several Id proteins (Id1, Id2, and Id3) on different aspects of cellular growth. The participation of Id proteins in advanced human malignancy has been supported by the discovery that they exert pivotal contributions to essential cellular alterations that collectively cause malignant growth. The Id proteins support the formation of blood vessels into tumors that results in growth and metastasis. These proteins comprise a particularly compelling target for drug discovery because they are either absent or present in very low concentration in normal adult tissues. They are normally required only for wound healing and certain reproductive functions in adults. As a result, inhibition of Id proteins would be limited to the tumor and would not be expected to affect normal cellular functions and cause toxicity like other anti-angiogenic drugs that are less selective. Dr. Robert Benezra of Memorial Sloan Kettering has shown that mice that are deficient in one or more copies of the Id proteins (Id1 and/or Id3) are unable to support the growth and metastasis of tumors caused by the injection of several different types of cancer cells. Negative effects of Id deletion on preformed tumors have also been demonstrated. The evidence for the lack of growth of tumors with Id deficiency has been extended by using genetically modified mice that harbor either activated oncogenes or mutated tumor suppressor genes that are commonly found in human cancers including breast and prostate. The inhibition of tumor growth in these animals is especially important since they are the most challenging models available and, as a result, are not often used by others to identify anti-cancer drugs. These are compelling models that mimic the human course of the disease because these animals are immune competent and the tumors develop spontaneously rather than grow from tumor cells that are injected into the mouse.

We conducted research to identify other inhibitors with superior characteristics for development as anti-cancer drugs using a rational computational drug design approach , at a number of contract research organizations and collaborating laboratories. Cengent Therapeutics, Inc commenced a collaborative effort in June 2004. Part of this effort involved the screening, using an assay developed by AngioGenex, of both large and small libraries of small organic and naturally occurring molecules for their ability to inhibit the Id proteins. Rational drug design was employed using the most advanced research technology. For example, the crystal structure of Id1 has been identified and computational analysis was used to determine the site of binding of a known anti-Id drug with modest inhibitory activity. The initial findings have led to the selection of approximately 350 small molecules and 12 peptides that were acquired for further winnowing through additional screening with the objective of selecting one or more compounds for more advanced testing. Two compounds with the desired anti-Id property were identified and tested in established animal tumor models for their ability to block blood vessel formation and to inhibit tumor growth, designated AGX8 and AGX51. Based on these findings, screening results and other information that has been accrued, we identified a number of more potent anti-Id molecules, including AGX8 and AGX51, which were the subject of a recently filed patent application and we are conducting further pre-clinical research with these molecules at the Southern Research Institute, a contracting research organization.

We are also pursuing the potential in-licensing from Memorial Sloan Kettering Cancer Center of a patent application filed in January 2008 covering a targeted peptide conjugated anti-sense oligonucleotide compound that prevents angiogenesis by inhibiting Id gene expression and blocks both tumor formation and metastasis in mice. Although our licensed patent position with regard to our previous license from MSKCC creates unique synergies, we cannot give assurance that we will be successful in licensing this new patent application from MSKCC.

Our lead compounds AGX8 and AGX51 will be subjected to further testing in animals to obtain preliminary knowledge of their properties including safety and then they will be subjected to the more stringent tests required to complete the FDA requirements for an IND (Investigational New Drug Application). Clinical studies will then be conducted first in normal volunteers and then in cancer patients to obtain preliminary results regarding the safety and efficacy of the drugs (Phase I & II). If the results of both the animal and clinical studies indicate that the drugs has potential as an anti-cancer agent, we will attempt to identify a partner willing to assume financial responsibility while sharing clinical development responsibility for completing the requirements for an NDA (New Drug Application) and marketing.

While progress in the identification of an anti-Id molecule is proceeding with some success, we are acutely aware of the difficulties that are usually encountered in finding a drug that is effective in treating cancer. The major obstacle is the heterogeneity of tumors. That is, while cancer is thought to begin with the mutation of a single cell, the tumors that are formed are made up of numerous cellular cousins. As a result, drug treatment does not usually eliminate all the tumor cells (resistance) and the recurrence and metastasis of a tumor can be fatal. A major advantage of our technology is that it is expected to circumvent this problem; anti-Id therapy is not aimed at the heterogeneous tumor cells but at the source of the formation of blood vessels. The latter are necessary if a tumor is to survive beyond the size of a pencil eraser. Elimination of the action of the Id proteins has been shown to block tumor formation in genetically modified animals that carry the human form of tumors with an effectiveness that is unequaled in the scientific literature. We expect to out-license the rights to our lead product candidates at some point prior to initiation of Phase III clinical trials to a licensor capable of funding and efficiently executing such clinical trials, and undertaking the manufacturing and marketing of the licensed drug compound.

Id-Related Ocular Therapeutics.

There are other important diseases besides cancer in which the abnormal growth of blood vessels contributes to the underlying pathology. These include ARMD (age related macular degeneration) and diabetic retinopathy where growth of blood vessels has been implicated in the loss of vision and blindness. These are major diseases for which existing treatments are unsatisfactory. Medical experts in these diseases believe, and there is some experimental evidence to suggest, that blocking the growth of blood vessels would be therapeutic. All research in the ocular was conducted for us at the University of Florida in 2004 and supervised by Glenn Stoller MD, the principal investigator and a practicing ophthalmologist and Patricia D'Amore, PhD (Schepens Eye Institute, Harvard), an expert in angiogenesis in the eye. Promising results were obtained in two animal models used routinely to identify drugs useful to treat these diseases. The first model involves subjecting very young mice to high oxygen concentrations (hyperoxia), a procedure that causes growth of blood vessels in the eye. This model is used routinely to screen for agents to treat ARMD. The absence of Id genes and proteins prevented the growth of blood vessels into the eye in this animal model. A second mouse model of ARMD that employs argon laser injury was also used to investigate the role of the Id genes and proteins in ocular angiogenesis. The argon laser model is the most predictive of a beneficial action of a drug or procedure for the treatment of ARMD. As in the hyperoxia model, Id deletion resulted in a failure of growth of new blood vessels into the eye.

Additional research is planned subject to available capital resources to confirm and extend these findings and anti-Id molecules will be used in an attempt to reproduce these results. An anti-sense molecule that is known to block blood vessel formation in one in vivo model would be tested in the eye models and, if active, additional investigations would be initiated to identify a chemically related compound with more desirable properties that could be considered for development as a therapeutic for ARMD.

After selection of a molecule suitable for development as a drug, we plan to seek a partner in the ocular area who will assume responsibility for completing the work to market.

OUT-LICENSED TECHNOLOGY

BioCheck, Inc.: Id-based Products for Diagnosis/Prognosis of Cancer.

We licensed our intellectual property relating to Id related diagnostic, bio-analytical or prognostic products to BioCheck Inc. pursuant to a Development and Marketing Agreement entered into on December 15, 2003. AngioGenex licensed the rights to develop Id based prognostics and diagnostics to BioCheck in exchange for milestones, royalties and the right to use internally any developed technology (such as new assays or monoclonal antibodies). BioCheck, a subsidiary of OXIS International, Inc., is a leading producer of clinical diagnostic assays including high quality enzyme immunoassay research services and immunoassay kits for cardiac and tumor markers, infectious diseases, thyroid function, steroids, and fertility hormones designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck has a proven record in the field having created a number of successfully marketed diagnostic kits including EPT{trademark} (Early Pregnancy Test). BioCheck focuses primarily on the immunoassay segment of the clinical diagnostics market. BioCheck offers over 40 clinical diagnostic assays manufactured in its 15,000 square foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California.

License Agreement with BioCheck

We licensed our intellectual property relating to Id related diagnostic, bio-analytical or prognostic products to BioCheck Inc. pursuant to a Development and Marketing Agreement entered into on December 15, 2003. AngioGenex has licensed the rights to develop Id based prognostics and diagnostics to BioCheck in exchange for milestones, royalties and the right to use internally, any developed technology (such as new assays or monoclonal antibodies). BioCheck, a subsidiary of OXIS International, Inc., is a leading producer of clinical diagnostic assays. BioCheck, in collaboration with AngioGenex. has been investigating the Id technology for its potential for the diagnosis and prognosis of various types of cancers. .

BioCheck and AngioGenex have developed monoclonal antibodies for both human and mouse Id1, Id2 and Id3. Currently, BioCheck is developing monoclonal antibodies for all four Id proteins (Id1, Id2, Id3 and Id4) for use in standard ELISA type tests and for kits for detection of the proteins in tumors and other tissues. These monoclonal antibodies are critical to the development of diagnostics and other research in the Id area. These antibodies will also be used to identify those tumors in which Id proteins are expressed that may be amenable to anti-Id therapy.

The monoclonal antibodies to the Id1 and Id3 proteins are the subject of a patent application jointly owned by AngioGenex and BioCheck. Their availability is expected to provide AngioGenex multiple opportunities to answer key questions regarding the action of the Id proteins that could not be addressed heretofore with certainty since only polyclonal antibodies are commercially obtainable. Their availability is expected to have a positive impact on progress of our product development programs.

The development of a serum test for breast cancer using a standard ELISA format is the second diagnostic product that is under development by BioCheck. The ability to detect the presence of breast cancer at a very early stage would allow early intervention and a much better opportunity to treat this disease successfully. The test would also provide early detection of reemergence of the disease following therapy and signal the need to re-institute therapy. Pilot measurements of serum Id proteins from patients with breast cancer suggest the possibility of developing a highly sensitive test that will allow early detection and the ability to monitor the progress of the disease during and after therapy. A small number of serum samples comparing age matched normal individuals and breast cancer patients were assayed blindly using the ELISA assay developed at BioCheck. This diagnostic test correctly identified the breast cancer patients and gave no false positives or false negatives. Additional clinical testing will be conducted to confirm these findings.

Recent reports in the scientific literature suggest that Id measurements could also be useful in the prognosis of melanoma and cervical cancer. As testing for Id proteins progresses in breast cancer patients, it is likely that other tumors will eventually be made part of BioCheck’s efforts in the diagnostic prognostic area. The development of highly sensitive diagnostic and prognostic tests of the ELISA type is aided by the use of monoclonal antibodies to the Id proteins.

COMPETITION

We believe that there is no other company developing an Id-based therapeutic, diagnostic or prognostic product. However, there are a large number of competitors developing cancer therapeutics based on an anti-angiogenic approach. There are also, a significant number of companies developing therapeutics and diagnostics based on other technologies. The table below presents our competitors' principal anti-angiogenic drug and biologic candidates currently in clinical trials. The table is representative and not all-inclusive.

PRINCIPAL ANTI-ANGIOGENIC DRUGS IN CLINICAL TRIALS FOR CANCER

Drug	Company	Action(s)	Clinical status
Avastin	Genentech, Inc.	Monoclonal
Market approval first-line or previously untreated metastatic cancer of the antibody to VEGF colon or rectum received Q1/04 Phase III for adjuvant colorectal cancer, renal cell carcinoma, prostate cancer, and metastatic and locally advanced pancreatic cancer

Neovastat AE-941	NCI, Aeterna, Zentaris Inc.,	Multiple
Phase III for NSCLC mechanisms, eg inhibits MMPs, blocks binding of
VEGF to its receptor, promotes apoptosis of endothelial cells and increases levels of angiostatin, a naturally occurring anti- angiogenic agent.

Thalidomide	Celgene	Immunomodulation	NDA submitted for multiple myeloma, Phase III for renal cell cancer, Phase II for prostate

Revlimid/Actimed	Celgene	Immunomodulatory	Phase II/III for prostate thalidomide and multiple myeloma, analogs Phase III for metastaic melanoma, Phase II for solid tumors and MDS

Combrestatin-A4	OXiGene	Directly inhibits
Phase I/II for advanced endothelial cells colorectal cancer, Phase II for breast, Phase I for cervical, Phase I/II for head/neck cancer, Phase II for lung cancer, Phase II for ovarian cancer, Phase I/II prostate cancer, Phase II for advanced regional or metastatic anaplastic thryoid cancer

PTK787 ZK222584	Schering AG	Inhibits VEGF receptor tyrosine kinases	Phase III for colorectal

BMS-275291	Bristol Meyers Squibb Co.	MMP inhibitor	Phase III combination with Paclitaxel and Carboplatin for for NSCL

Cilengitide (EMD121974)	Merck KGaA	Integrin inhibitor	Phase I for solid tumors or lymphoma

Panzem	EntreMed, Inc.	Steroid (2-Methoxy estradiol)	Phase II for various solid tumors

LY317615	Eli Lilly & Co.	Protein kinase C Inhibitor	Phase II for gliomas & lymphomas

IL-12 + IL-2	NCI, Chiron, Wyeth	Multiple mechanisms	Phase I for lymphoma, Phase I for neuroblastoma

IL-12	Wyeth, NCI	Multiple Mechanisms	Phase II for lymphoma, Phase II for ovarian, Phase I for kidney, Phase I for solid tumors

Fragmin	Pfizer, Inc.	Blocks matrix	Phase II/III for pancreatic breakdown

Suramin	Pfizer, Inc.	Blocks matrix	Kidney Phase I/II, breast cancer Phase I/II Phase I for bladder breakdown

VEGF-Trap AVE0005	Sanofi-Aventis	Blocks VEGF	Phase I for solid tumors,

	Regeneron Pharmaceuticals Inc.		Phase I for non-Hodgkin's lymphoma

Vitaxin	Medimmune, Inc. inhibits key integrin	Antibody that	Phase II for melanoma and prostate cancer

ZD6474	AstraZeneca Plc	Blocks VEGF and EGF receptors	Phase III for myeloma, SCLC and NSCLC, Phase II for solid tumors

PI-88	Progen Industries Ltd.	Mechanism not established	Phase II for myeloma, liver and lung cancer

IMC-1121b	Imclone	Inhibition of VEGFR-2	Phase I for solid tumors

CDP791	Imclone	Inhibition of VEGFR-2	Phase II for solid tumors

Most of the drugs in the above table are directed at biochemicals that are growth factors such as VEGF, fibroblast growth factor, and others, or important remodeling chemicals such as integrins, matrix metallo-proteinase inhibitors, and others.

Various efforts are being made to deliver the growth factors noted above using gene therapy approaches.

GOVERNMENT REGULATION

The Food and Drug Administration or “FDA” and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of AngioGenex's lead product and any other products we may develop, acquire, or in-license).

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before AngioGenex's initial products may be marketed in the U.S. generally involves the following:

•	Preclinical laboratory and animal tests;

•	Submission of an Investigational New Drug application or “IND”, which must become effective before human clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	Submission to the FDA of an New Drug Application or “NDA”; and

•	FDA review and approval of an NDA.

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

The company submits the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials.

The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. The submission of an IND may not result in FDA authorization to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent.

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

Human clinical trials are typically conducted in three sequential phases that may overlap:

 • Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion.

• Phase II: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

 • Phase III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

The FDA or the Institutional Review Board or the IND sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Concurrent with clinical trials and pre-clinical studies, the company must also develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with good manufacturing practice ("GMP") requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and management must develop methods for testing the quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

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

Submission of an NDA with clinical data requires payment of a fee. For fiscal year 2005, that fee was $672,000. In return, the FDA assigns a goal often months for standard NDA reviews from acceptance of the application to the time the agency issues its "complete response," in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if these data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

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

Marketing and Sales

We do not intend to manufacture the products we may develop. We intend to license to, or enter into strategic alliances with companies like BioCheck, Inc. and larger companies in the pharmaceutical business which are equipped to manufacture and/or market our products, if any, through their well developed distribution networks. We intend to license some or all of our worldwide patent rights to more than one company to achieve the fullest development, marketing and distribution of our products, if any.

H. Patents, Trademarks, and Copyrights

We are substantially dependent on our ability to obtain and maintain patents and proprietary rights for our product candidates, particularly those relating to our proprietary anti-Id compounds, and to avoid infringing the proprietary rights of others. We have interests in three patents issued by the United States Patent and Trademark Office. We obtained exclusive worldwide licenses to two patent applications, we jointly own the rights to two patent applications with our licensee, BioCheck, and we have filed a patent application which we own exclusively. We licensed our intellectual property, including certain rights to two of the five patent applications below, relating to Id related diagnostic, bio-analytical or prognostic products to BioCheck. Additional patent applications may be forthcoming from our ongoing research and development.

AngioGenex Patent Application

U. S. Provisional Patent Application No. 60/980,296 filed October 16, 2007 entitled “Chemical Inhibitors of Inhibitors of Differentiation.” Inventors: Jaideep Chaudhary and Bill Garland.

Licensed Patent Applications

U.S. Patent Application No. 01/07379 filed September 13, 2001 entitled “Method for Modulating Tumor Growth And Metastasis of Tumor Cells.”

U.S. Patent Application No. 01/07378 filed September 13, 2001 entitled “Inhibitor of Differentiation Knockout Mammals and Methods of Use Thereof.”

Jointly Owned Patent Applications

U.S. Patent Application No. 11/453,156 filed June 13, 2006 filed 6/13/2006 entitled “Novel Rabbit Monoclonal Antibody Against Id1 Protein.”

U.S. Patent Application No. 11/657,426 filed January 23, 2007 [filed January 27, 2006??] entitled “Rabbit Monoclonal Antibody Against Mouse/Human Id3 Protein.”

We have not filed for any copyright or trademark protection to date.

Employees

AngioGenex, Inc. has no current employees. Employee-like services are provided by Richard Salvador, President and Chief Executive Officer, and by Michael Strage, Vice President of Business Development.. Both of these individuals devote over 30 hours a week to AngioGenex, Inc. William Garland, Vice President of Research and Development performed services on a consulting basis under which he was to be paid $5,000 through September 30, 2006 monthly and is reimbursed for expenses. He is currently owned approximately $95,000 under the terminated consulting arrangement. He is still providing services to AngioGenex without compensation. Martin Murray, CFO is not paid for his CFO services rendered to AngioGenex, but his firm Murray and Josephson, CPAs LLC , is paid for doing the accounting and tax work. All three individuals have additional responsibilities outside of AngioGenex, Inc. It is anticipated that all three of these individuals will become full-time employees for AngioGenex, Inc. when sufficient capital resources are available.

ITEM 2. DESCRIPTION OF PROPERTY

AngioGenex does not presently own or lease any real property. Our executive and administrative offices are located in New York at 425 Madison Avenue Suite 902 New York, New York 10017 in space provided to the company by our Chief Financial Officer. AngioGenex maintains no laboratories of its own. Our research and development programs including drug screening, animal breeding are performed at contract research organizations and academic facilities pursuant to contract.

ITEM 3. LEGAL PROCEEDINGS

In July 2006 Comaparative BioSciences Inc. ("CompBio"), a company that AngioGenex hired to breed and house a colony of its proprietary "ID-Knockout" mice, sued the Company in state court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court where it has responded to CompBio's claims by pointing to over charges from: a) keeping a colony of mice much larger than AngioGenex specifically requested, and b) continuing to breed and house the mice for the last two years after AngioGenex demanded that CompBio cease performing any work or incurring any charges. AngioGenex's response also included counter-claims for CompBio's breaches of contract, as well as a number or business torts arising out of the refusal to return the proprietary mice to AngioGenex so that it could perform important anti-cancer experiments as part of its drug development program and business plan. At a hearing on December 22, 2006, the judge granted our request for injunctive relief in the form of the return of our proprietary experimental mice. However the judge ruled that CompBio would only be required to return our proprietary Id-knockout mice if we first posted a bond for $200,000, which we have not posted to date. On November 6, the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to us, and we agreed to pay the CompBio $55,000 in installments over a 5-year period. We have made a $10,000 payment to CompBio pursuant to the settlement agreement. The stipulated judgment and settlement agreement was filed with the court by November 15.

To our knowledge, no director, officer or affiliate of ours and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on December 14, 2007.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.

Proposal #1: The election William Garland, Martin Murray, Richard Salvador and Michael Stage to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
William Garland	11,009,115	0
Martin Murray	11,009,115	0
Richard Salvador	11,009,115	0
Michael Strage	11,009,115	0

Proposal #2: Ratification of the appointment of Williams & Webster, P.S. as our independent auditors for the year ending December 31, 2007:

Total Votes For	Total Votes Against	Abstained
11,008,115	1,000

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began to be traded in the Over-The-Counter Bulletin Board on May 7, 2007 under the stock symbol AGGX.OB. It is also listed in Germany on the Frankfurt Stock Exchange.

The market represented by the OTCBB is limited and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low closing prices for shares of our common stock for the periods noted, as reported on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2007	Second Quarter	$0.54	$0.31
	Third Quarter	$0.85	$0.51
	Fourth Quarter	$0.65	$0.85

Stockholders

As of December 31, 2007, we had approximately 21,053,406 shares of common stock issued and outstanding which were held by approximately 223 stockholders of record, which total does not include stockholders who hold their shares in street name. The transfer agent for our common stock is Nevada Agency and Trust Company.

DIVIDEND POLICY

Our board of directors determines any payment of dividends. We utilize our assets to develop our business and, consequently, we have never paid a dividend and does not expect to pay dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations.

Recent Sales of Unregistered Securities

In April 2006, we sold an aggregate of 310,000 shares to five accredited investors in a private placement with the shares sold at $0.25 per share for gross proceeds of $77,500. The issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In September 2006, we sold 150,000 units, with each unit consisting of 2 shares of common stock and one warrant with an exercise price of $1 per share to Kleen Capital, A.G for gross proceeds of $100,000. The issuance of shares upon conversion of the notes was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In October 2006, holders of convertible pay in kind note converted their notes into an aggregate of 7,050,285 shares of common stock. The convertible notes were issued in March 2004 with a maturity date of December 31, 2004, later extended to December 31, 2005. Detachable warrants were also granted to the note holders exercisable at an aggregate of 6,391,876 shares at an exercise price of $0.155 per share. Holders included Richard Salvador, our President and CEO ($75,000 in principal), Michael Strage, our Vice President for Business Development ($25,000 in principal) and George Gould, our former Vice President and General Counsel ($25,000 in principal). The issuance of shares upon conversion of the notes was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In March 2007, we began a private placement of up to 5 million units for $1.00 per unit, with each unit consisting of two shares and one warrant to purchase a shares of common stock for $1.00 per share. In 2007 we sold 39,000 units (78,000 shares and 39,000 warrants) at $0.50 per share and 8,000 units (16,000 shares and 8,000 warrants) at $0.65 per share for an aggregate amount of $34,690, net of expenses of $14,710. The issuance of shares and warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In March and April 2007, we issued convertible notes to seven unrelated parties for gross proceeds of $85,000. The convertible notes began to accrue annual interest on the outstanding principal 60 days after the date of the note at a rate of 6%, with a maturity date of June 30, 2007. The notes were convertible into shares of common stock at $0.35 per share. On July 5, 2007 the holders of these convertible notes converted the notes into an aggregate of 242,859 shares of common stock. The issuance of shares upon conversion of the notes was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In December 2007, we sold 169,262 shares at $0.50 per share in a private placement for $68,860 in cash, net of expenses of $18,271, to two unrelated investors. The issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES F-1 THROUGH F-27 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT. THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

Product Research and Development Plans

For the year ended December 31, 2007 we spent $64,834 on research and development as compared to $64,974 for the year ended December 31, 2006. The decrease was due to cost of experiments and availability of working capital.

Our current plan of operation for the next 12 months primarily involves out-sourced contract research and development activities on the design of more potent and efficient Id protein inhibitors based on two organic molecules which have exhibited anti-Id protein properties. Given sufficient capital resources, we plan to continue to test these organic molecules in established animal tumor models for their ability to block blood vessel formation and inhibit tumor growth. This testing as well as further refinement of the structure of active molecules is expected to result in the identification of a lead therapeutic drug compound. The lead compound would then be subjected to further testing in animals to obtain preliminary knowledge of its properties including safety. After the receiving promising preliminary data on the lead compound, it would be subjected to the more stringent tests required to complete the FDA requirements for an IND (Investigational New Drug Application). Such additional research and testing necessary for an IND application will require significant capital expenditures of approximately $1.5 million and will only be possible if we raise additional capital through equity financings.

We intend to contract out substantially all of the research and development work on our potential anti-cancer lead drug compounds. No employees were hired in 2007. We do not expect to hire employees during the next twelve months unless we raise substantial additional capital in the range of $5 million.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the private placement of equity and debt securities, as well as loans from certain of our officers and directors. During the first quarter of 2007 we received net proceeds of $12,930 from a private placement of shares and warrants and proceeds of $85,000 from the issuance of convertible notes to unrelated parties, the principal amount of such notes were converted into shares in July 2007. In March 2007 a private placement was initiated in Europe pursuant to which units composed of two shares at $0.50 per share and one five year warrant exercisable at $1.00 per share were offered. During the period ended December 31, 2007, we sold 39,000 units (78,000 shares and 39,000 warrants) at $0.50 per share and 8,000 units (16,000 shares and 8,000 warrants) at $0.65 per share for an aggregate amount of $34,690, net of expenses of $14,710. In December 2007, we sold 169,262 shares at $0.50 per share in a private placement for $68,860 in cash, net of expenses of $18,271.

As of December 31, 2007, we had $45,406 in cash and cash equivalents as compared to $4,386 as of December 31, 2006. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders and officers.

Net cash used in operating activities during the fiscal year ended December 31, 2007 was $157,530 resulting in a net loss of $319,569, after taking into account significant non-cash charges for operating expenses during the quarter and other adjustments. We pay no rent to Murray and Josephson CPAs LLC, whose principal is Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

Net cash from financing activities for the fiscal year ended December 31, 2007 was $198,550.

We are pursuing potential equity financing that may generate additional capital for us. We may need to raise additional capital or generate additional revenue to complete our development. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the twelve month period ending September 30, 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

As of December 31, 2007, our current liabilities exceeded our current assets by $371,566. We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	royalty income, if any, from licensed product sales by BioCheck, Inc.;

•	annual minimum royalty payments from BioCheck if aggregate royalty income received by AngioGenex during the twelve months ending in the second quarter of 2009 is less than $50,000;

•	through future private placement financing.

As mentioned above, we may generate revenue from BioCheck from royalties on sales of licensed products or from minimum annual royalty payments under our license agreement. The sale of monoclonal antibodies to the Id proteins by BioCheck has begun to generate revenue, upon which we will receive royalty payments. As of December 31, 2007 we recognized royalty revenue and recorded a receivable of $50,000 based on the minimum annual royalty that BioCheck was obligated to pay us during the twelve months ending in the second quarter of 2008. We agreed to an alternative arrangement with BioCheck by which it has met its minimum annual royalty payment obligation for the twelve months ending in the second quarter of 2008 by providing proprietary antibodies to contract research organizations at which we are undertaking ongoing research as well as to Dr. Robert Benezra’s lab at Memorial Sloan Kettering Cancer Center for research related to our intellectual property. Under this arrangement, in addition, BioCheck has undertaken to provide additional antibodies to those parties at our request of AngioGenex and BioCheck is testing cancer samples from Dr. Robert Benezra’s lab with proprietary antibodies and making data from those tests available to us. If we do not receive at least $50,000 in royalty payments from the sales of licensed products by BioCheck during the twelve months ending in the second quarter of 2009, BioCheck will be obligated to make a minimum royalty payment to us representing the difference between royalty payments actually paid and $50,000. We cannot at this time assure you that additional revenues will be generated in fiscal year 2008, if at all.

The current rate of our cash usage raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows. We believe that we have sufficient capital resources to finance our plan of operation for at least the next six months. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We do not currently have sufficient capital resources to finance our plan of operation through the third quarter of 2008. We will need to raise additional capital during the third quarter of 2008 in order to fund our plan of operation through 2008. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations through 2008, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital during the third quarter 2008 we may have to further curtail or cease operations.

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

Lawsuit
In July 2006, Comparative BioSciences Inc. (“CompBio”), a company that we had previously hired to breed and house a colony of its proprietary “Id-Knockout” mice, sued us in state court in California claiming approximately $200,000 in unpaid invoices. We removed the case from state court to federal court and responded to CompBio’s claims by pointing to over charges from a) keeping a colony of mice much larger than we specifically requested, b) continuing to breed and house the mice for several years after we had demanded that CompBio cease performing any work or incurring any charges. Our response also included counter-claims for CompBio’s breach of contract, as well as a number of business torts arising out of their refusal to return the proprietary mice to us so that we could perform important anti-cancer experiments as part of our drug development program and business plan. At a hearing on December 22, 2006, the judge granted our request for injunctive relief in the form of the return of our proprietary experimental mice. However the judge ruled that CompBio would only be required to return our proprietary Id-knockout mice if we first posted a bond for $200,000, which we have not posted to date. On November 6, the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to us, and we agreed to pay the CompBio $55,000 in installments over a 5-year period. We have made a $10,000 payment to CompBio pursuant to the settlement agreement. The stipulated judgment and settlement agreement was filed with the court on November 15, 2007

E. Risks and Uncertainties

RISKS AND UNCERTAINTIES

Risks Related to Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this report.

We will need to raise additional capital to fund our general and administrative expenses, and if we are unable to raise such capital, we will have to curtail or cease operations.
Our product development programs and the potential commercialization of our product candidates require substantial working capital, including expenses for in house and third party testing. Our future working capital needs will depend on many factors, including:

•	the progress and magnitude of our product development programs,

•	the scope and results of product development testing,

•	the costs under current and future license agreements for our product candidates, including the costs of obtaining and maintaining patent protection for our product candidates,

•	the costs of acquiring any technologies or additional product candidates,

•	the rate of technological advances,

•	the commercial potential of our product candidates,

•	the magnitude of our administrative and legal expenses, including office and research development facilities rent, and

•	the costs of establishing third party arrangements for manufacturing.

•	the amount of revenues we may generate from our license agreement with BioCheck, Inc..

We have incurred negative cash flow from operations since we incorporated and we may not generate positive cash flow from our operations within the next several years. Therefore, we will need additional future financings in order to carry out our plan of operations beyond the next six months.

We may not be able to obtain adequate financing to fund our operations and any additional financing we obtain may be on terms that are not favorable to us. In addition, any future financings could substantially dilute our stockholders. If adequate funds are not available we will be required to delay, reduce or eliminate one or more of our product development programs, to enter into new collaborative arrangements on terms that are not favorable to us (i.e., the collaborative arrangements could result in the transfer to third parties of rights that we consider valuable), or to cease operations altogether.

We have no products currently available for sale and we may never be successful in developing products suitable for commercialization.

Some of our product candidates are at an early stage of development and all of our product candidates will require expensive and lengthy testing and regulatory clearances. None of our product candidates have been approved by regulatory authorities. We have no products available for sale. There can be no assurance that our research will lead to the discovery of any commercially viable battery chargers or power generation devices. There are many reasons that we may fail in our efforts to develop commercially viable product candidates, including that:

We have a limited operating history. We have a large accumulated deficit and may never become profitable.

AngioGenex is a development stage company that has generated no revenues and a loss of $4,109,483 from March 31, 1999 (inception) to December 31, 2007. Management expects to incur significant operating losses for the foreseeable future. AngioGenex may not be able to validate and market products in the future that will generate significant revenues. In addition, any revenues that AngioGenex may generate may be insufficient for AngioGenex to become profitable. In particular, there are no assurances that AngioGenex can:

•	raise sufficient capital in the public and/or private markets;

•	obtain the regulatory approvals necessary to commence selling its therapeutic drugs or diagnostic products in the U.S., Europe or elsewhere;

•	develop and manufacture drugs in a manner that enables AngioGenex to be profitable and meets regulatory, strategic partner and customer requirements;

•	develop and maintain relationships with key vendors and strategic partners that will be necessary to optimize the market value of the drugs AngioGenex plans to develop

•	respond effectively to competitive pressures; or

•	recruit and build a management team to accomplish AngioGenex's business plan.

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

We must obtain governmental approval for each of our product candidates.

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

Any of the following events can occur and, if any did occur, any one could have a material adverse effect on AngioGenex's business, financial conditions and results of operations:

•	difficulty in securing centers to conduct trials;

•	difficulty in enrolling patients in conformity with required protocols or projected timelines;

•	unexpected adverse reactions by patients or a temporary suspension or complete ban on trials of AngioGenex's products due to adverse side effects;

•
clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of AngioGenex's lead product, other products in development, or any other products AngioGenex may acquire or in-license;

•	there can be delays, sometimes long delays, in obtaining approval for its product candidates;

•	the rules and regulations governing product candidates can change during the review process, which can result in the need to spend time and money for further testing or review;
•
if approval for commercialization is granted, it is possible the authorized use will be more limited than we believe is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities; and

•	once granted, approval can be withdrawn, or limited, if previously unknown problems arise with AngioGenex's human-use product or data arising from its use.

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time- consuming, and we do not know whether planned clinical trials will begin on time or whether AngioGenex will complete any of its clinical trials on schedule or all. Significant delays may adversely affect AngioGenex's financial results and the commercial prospects for potential products or any other products AngioGenex may acquire or in-license, and delay the ability to become profitable. Product development costs and collaborators will increase if AngioGenex has delays in testing or approvals or if AngioGenex needs to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause AngioGenex to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	changes to applicable regulatory requirements;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness in the clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow AngioGenex's clinical protocols;

•	inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and

•
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

The results of our future clinical trials may not support the product candidate claims.

Even if AngioGenex's clinical trials are completed as planned, their results may not support the product-candidate claims, or the FDA or government authorities may not agree with the conclusions regarding such results. Success in preclinical testing and early clinical trials does not ensure that will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre- clinical testing. The clinical trial process may fail to demonstrate that product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, AngioGenex's clinical trials will delay the filing of the NDAs with the FDA and, ultimately, AngioGenex's ability to commercialize its product candidates and generate product revenues.

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

There are many reasons why a competitor might be more successful than AngioGenex, including:

•	Most competitors have greater financial resources and can afford more technical and development setbacks than we can.

•
Most competitors have been in the drug-discovery and drug-development business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience and their name recognition give them a competitive advantage over AngioGenex.

•
Some competitors may have a better patent position protecting their technology than AngioGenex has or will have to protect its technology. If AngioGenex cannot use AngioGenex's proprietary rights to prevent others from copying AngioGenex's technology or developing similar technology, then AngioGenex's competitive position will be harmed.

•
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

•
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

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, management must build sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In addition, our management has no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. Furthermore, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. If our management is unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

We do not have any manufacturing facilities and expect to rely on one or more third-party manufacturers to properly manufacture any products we may develop or in-license and may not be able to quickly replace manufacturing capacity without the use of a third party's manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the noncompliance could not be rapidly rectified.

Our inability or reduced capacity to have any products we may develop or in-license manufactured would prevent us from successfully commercializing our proposed products. Our dependence upon third parties for the manufacture of its proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis. Any delays in formulation and manufacturing objectives may cause a delay in our clinical program, and could have an adverse effect on any potential sales or profits.

We could occasionally become subject to commercial disputes that might harm our business by distracting our management from the operation of the business, by increasing expenses and, if we do not prevail, it is subject to potential monetary damages and other remedies.

From time to time we can become engaged in disputes regarding its commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact of its financial position or operations. Even if we prevail in these disputes, they may distract our management from operating the business and the cost of defending these disputes would reduce operating results.

We may be subject to product liability claims. The development, manufacture, and sale of pharmaceutical products would expose us to the risk of significant losses resulting from product liability claims. Although management intends to obtain and maintain product liability insurance to offset some of this risk, we may be unable to secure such insurance or we may not cover certain potential claims.

We may not be able to afford to obtain product liability insurance due to rising costs in insurance premiums in recent years. If our management is able to secure insurance coverage, we may be faced with a successful claim in excess of our product liability coverage that could result in a material adverse impact on our business. If insurance coverage is too expensive or is unavailable, we may be forced to self-insure against product-related claims. Without insurance coverage, a successful claim against us and any defense costs incurred in defending us may have a material adverse impact on operations.

As a result of our limited operating history, we may not be able to correctly estimate the future operating expenses, which could lead to cash shortfalls.

AngioGenex was incorporated in 1999 and has only a limited operating history from which to evaluate its business. We have generated only $50.000 in revenues to date, and $464,688 in other income and we have not received FDA approval for marketing any of its product candidates. Failure to obtain FDA approval for its products would have a material adverse effect on our ability to continue operating. Accordingly, these prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have an adverse effect on the business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of the markets in which we compete, if the historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are affected based on our expectations concerning future revenues. However, our ability to generate any revenues beyond grants depends largely on receiving marketing approval from the FDA. Moreover, if FDA approval is obtained, the size of any future revenues depends on the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust its operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for its products could have an immediate and material adverse effect on the business, results of operations, and financial condition.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and no one should not rely on the past results as any indication of our future performance. Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the SBIR grants may not continue at the current levels. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact business prospects and make it more difficult to raise additional equity capital at an acceptable price per share. Each of the risk factors listed in this "Risk Factors" section may affect our operating results.

Our business and its industry are constantly changing and evolving over time. Furthermore, we compete in an unpredictable industry and regulatory environment. Our ability to succeed depends on its ability to compete in this fluctuating market. As such, the actual operating results may differ substantially from projections.

We may be unable to maintain an effective system of internal controls and accurately report its financial results or prevent fraud, which may cause current and potential stockholders to lose confidence in our financial reporting and adversely impact the business and the ability to raise additional funds in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, if we cannot provide reliable financial reports or prevent fraud, its operating results and reputation could be harmed as a result, causing stockholders and/or prospective investors to lose confidence in management and making it more difficult for us to raise additional capital in the future.

In-licensing of drug-development programs could result in operating difficulties, dilution and other harmful consequences.

We may seek to in- license certain technologies, but have only limited experience in these types of transactions. From time-to- time, management may engage in discussions regarding in-licensing or certain technologies management believes critical to our business. Any one of these transactions could have a material effect on our financial condition and operating results.

If we lose the services of key management personnel, we may not be able to execute our business strategy effectively.

Our future success depends in a large part upon the continued service of key members of its senior management team. In particular, Richard Salvador, CEO, William Garland, Ph.D., and COO and Vice President of R&D, are critical to our overall management as well as the development of the technology, the culture and the strategic direction for our company. All of the executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. Any loss of management or key personnel could materially harm the business.

We rely on highly skilled personnel and, if unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. The future success depends on the continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of the organization. Competition in the industry for qualified employees is intense and it is likely that certain competitors will directly target some of our employees. The continued ability to compete effectively depends on the ability to retain and motivate existing employees.

Management may also need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies and other emerging entrepreneurial companies, as well as universities and research institutions. Competition for such individuals is intense, and may not be able to successfully recruit or retain such personnel. Attracting and retaining qualified personnel will be critical to our success.

Our future profitability is uncertain.

We cannot predict our ability to increase our revenues or achieve profitability. We may be required to increase our research and development expenses in order to develop potential new products. As evidenced by the substantial net losses during and 2007 and 2006, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations.

We may not successfully manage any experienced growth.

Our success will depend upon the expansion of its operations and the effective management of any such growth, which will place a significant strain on management and on administrative, operational, and financial resources. To manage any such growth, management must expand the facilities, augment it's operational, financial and management systems, and hire and train additional qualified personnel. If management is unable to manage its growth effectively, its business would be harmed.

Our drug-development programs depend upon third-party researchers who are outside our control.

We depend upon independent investigators and collaborators, such as universities, medical institutions, and clinical research organizations to conduct pre-clinical and clinical trials under agreements. These collaborators are not our employees, and management cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to the programs or pursue them as diligently as we would if it were undertaking such programs. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and the introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist the competitors at our expense, any competitive position would be harmed. If conflicts arise with our collaborators, they may act in their self-interests, which may be adverse to our interests. Conflicts may arise in our collaborations due to one or more of the following:

•	disputes with respect to payments that we believe are due under a collaboration agreement;

•	disagreements with respect to ownership of intellectual property rights;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

•	delay of a collaborator's development or commercialization efforts with respect to drug candidates; or

•	termination or non-renewal of the collaboration.

In addition, with our collaborations, we may be required to agree not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that management may pursue, either alone or with others. Our collaborators, however, may be able to develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our intellectual property rights are valuable, and its inability to protect them could reduce the value of our products, services and brand. Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are critically important assets.

Events outside of management's control could jeopardize our ability to protect its intellectual property rights. For example, effective intellectual property protection may not be available in every country in which the products and services are distributed. In addition, the efforts management has taken to protect its intellectual property rights may not be sufficient or effective. Any significant impairment of its intellectual property rights could harm its business or its ability to compete. Protecting our intellectual property rights is costly and time consuming, and the unauthorized use of ourintellectual property could cause these costs to rise significantly and materially affect the operating results.

While our goal is to obtain patent protection for its innovations, they may not be patentable or management may choose not to protect certain innovations that later turn out to be important for its business.

Even if we do obtain protection for its potential innovations, the scope of protection gained may be insufficient or a patent issued may be deemed invalid or unenforceable, as the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently costly and risky. We may not have the financial resources to defend its patents, thereby reducing our competitive position and its business prospects. Specific risks associated with the patent process include the following:

•
The United States or foreign patent offices may not grant patents of meaningful scope based on the applications we have already filed and those we intend to file. If our current patents do not adequately protect its drug molecules and the indications for their use, then management will not be able to prevent imitation and any product may not be commercially viable.

•
Some of the issued patents we now license may be determined to be invalid. If we have to defend the validity of its patents the costs of such defense could be substantial, and there is no guarantee of a successful outcome. In the event any of the patents in-licensed is found to be invalid, we may lose its competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

•
In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use discoveries or to develop and commercialize technology and products without providing any compensation to us. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending the intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect

Although we try to avoid infringement, there is the risk that patented technology owned by another person or entity and/or that we may be sued for infringement.

For example, U.S. patent applications are confidential while pending in the Patent and Trademark Office, and patent offices in foreign countries often publish patent applications for the first time six months or more after filing. Further, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of its patents and limit its ability to obtain meaningful patent protection. In addition, defending or indemnifying a third party against a claim of infringement can involve lengthy and costly other legal actions, and there can be no guarantee of a successful outcome.

Our management also seeks to maintain certain intellectual property as trade secrets. The secrecy of this information could be compromised by third parties, or intentionally or accidentally disclosed to others by our employees, which may cause us to lose any competitive advantage we enjoy from maintaining these trade secrets.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, which could require us to pay damages, and which could limit our ability to use certain technologies in the future.

Companies in the pharmaceutical, biopharmaceutical and biotechnology industries own large numbers of patents, copyrights,trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations by others of intellectual property rights. As our products get closer to commercialization, there is greater possibility that we may become subject to an infringement claim based on use of the technology such that we would be unable to continue using the technology without obtaining a license or settlement from third parties.

Any intellectual property claims, whether merited or not, could be time- consuming and expensive to litigate and could us to divert critical management and financial resources to the resolution of such claims. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

•	payment of damages, potentially treble damages, if we are found to have willfully infringed a party's patent rights;

•	injunctive or other equitable relief that may effectively block the ability to further develop, commercialize and sell products; or

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Because we operates in the highly technical field of drug discovery and development, we rely in part on trade secret protection in order to protect the proprietary technology and processes. However, trade secrets are difficult to protect. we enter into confidentiality and intellectual property assignment agreements with corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party during the course of the party's relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

Risks Related to Our Common Stock

Our common stock is traded on the OTCBB, our stock price is highly volatile, and you may not be able to sell your shares of our common stock at a price greater than or equal to the price you paid for such shares.

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between bid and ask quotations. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during 2007, our common stock traded as low as $0.31 per share and as high as $0.85 per share. This may impact an investor’s decision to buy or sell our common stock. As of December 31, 2007 there were approximately 223 holders of our common stock. Factors affecting our stock price include:

•	our financial results;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial health care products or therapeutic products by us or our competitors;

•	government regulation;

•	developments in patents or other intellectual property rights;

•	developments in our relationships with customers and potential customers; and

•	general market conditions.

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any such securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and financial condition.

Our common stock may be subject to “penny stock” rules which may be detrimental to investors.

Our common stock may be, or may become, subject to the regulations promulgated by the SEC for “penny stock.” SEC regulation relating to penny stock is presently evolving, and the OTCBB may react to such evolving regulation in a way that adversely affects the market liquidity of our common stock. Penny stock currently includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements may adversely affect the market liquidity of our common stock.

Sales of our common stock may require broker-dealers to make special suitability determinations regarding prospective purchasers.

Our common stock may be, or may become, subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. Applicability of this rule would adversely affect the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Accordingly, the market for our common stock may be limited and the value negatively impacted.

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

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We are continuing to take measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly traded and, if you are a holder of shares, you may be unable to sell at or near ask prices or at all if you need to convert your options, warrants or other convertible securities into common stock and sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the “Over-The-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you convert your debentures into our common stock many be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by its shareholders may disproportionately influence the price of those shares in either direction. The price for its shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Investors should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

The Audited Financial Statements for this Form 10-KSB appear on pages F-1 through F-27 following the signature page below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2007. As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of December 31, 2007. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 due to the reported material weakness.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2007 because fundamental elements of an effective control environment were not present as of December 31, 2007, including a code of conduct or ethics, independent oversight and review of financial reporting, the financial reporting processes and procedures and internal control procedures by the Board of Directors, as we have not established an audit committee and our full board has not been adequately performing those functions. Other deficiencies, such as communication breakdowns between the individuals executing transactions and the individuals accounting for those transactions led to the identification by the auditors of certain required material adjustments to the financial statements. In addition, management has not established with appropriate rigor the procedures for reconciliation between transfer agent and Company records of shares issued and outstanding, including the actions required upon identification of inconsistencies or reconciling items between those two sets of records. Additionally, due to insufficient staffing and the lack of full time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.

These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

We intend to take the following steps as soon as practicable to remediate the material weakness we identified as follows:

•	We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

•	We will increase the oversight and review procedures of the board of directors with regard to financial reporting, financial reporting processes and procedures and internal control procedures.

•	To the extent we can attract outside directors, we will nominate an audit committee to review and assist the board with its oversight responsibilities.

•	We will adopt a code of conduct and ethics

•
We will remedy the deficiencies in communication between those executing transactions and those who are responsible for accounting for such transactions by adopting written procedures and implementing a monitoring mechanism to ensure that transactions are recorded appropriately

•	We will remedy the deficiencies in reconciliation and disposition of reconciling items related to shares issued and outstanding.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The following table sets forth certain information with respect to each of our directors and executive officers as of March 24, 2008.

Name	Age	Principal Occupation	Served as Director Since
Richard Salvador	79	President, Chief Executive Officer, Director	1999
William Garland	61	Chief Operating Officer, Director	2007
Martin Murray	41	Chief Financial Officer, Treasurer, Secretary, Director	1999
Michael Strage	48	Vice President Business Development, Director	1999

William A. Garland, Ph.D., Vice President and Chief Operating Officer. Dr. Garland, joined AngioGenex as Chief Operating Officer in July 2001. From 1994 to 2000, Dr. Garland was Executive Vice President Pharmaceutical Development with Centaur Pharmaceuticals Incorporated, a Silicon Valley development stage biopharmaceutical company. At Centaur, he was responsible for all aspects of pre-clinical drug testing, the design and execution of clinical studies, quality assurance, quality control, pilot manufacturing, interactions with the FDA and international drug regulatory authorities along with presentation of Centaur’s development efforts to potential corporate partners and investors. While at Centaur he progressed three projects from discovery stage to Phase II clinical testing, and helped manage the growth of Centaur from fewer than a dozen employees to more than 100 employees in a six-year period. At Centaur, Dr. Garland also co-invented a compound, CPI-1189, that demonstrated efficacy in two Phase II clinical trials, and was a key participant in the successful negotiation of an $80 million corporate alliance with Arcus, Astra AB’s neuroscience company, and the successful negotiation of a $30 million corporate alliance with Lundbeck A/S. CPI-1189 is currently in Phase III clinical development as REN-1654 (Renovis Inc.). Dr. Garland was with Hoffmann-La Roche, Inc. from 1974-1994, most recently as Senior Director and U.S. Head of International Project Management. During his 20-year tenure at Roche, he managed groups consisting of as many as 100 scientific and administrative personnel. Immediately prior to joining AngioGenex, he was Vice President Scientific Affairs of Atairgin Technologies, Inc. an emerging healthcare technology company, where he was responsible for all aspects of R&D, quality and clinical effort associated with the Company’s oncology-related diagnostic and therapeutic efforts. Dr. Garland received a BS in chemistry from the University of San Francisco and a Ph.D. in medicinal chemistry from the University of Washington. He has authored or co-authored over 100 scientific publications.

Michael M. Strage, Chairman and Vice President Business Development. Mr. Strage has been our Chairman and VP of Business Development since 1999. Mr. Strage was a co-founder of Axonyx Inc., a publicly traded biotechnology company (NASDAQ:TPTX) engaged in the development of drugs to treat Alzheimer's disease. As a founding Officer and Director he was responsible for all business and administrative aspects of Axonyx from its inception in 1996 to its listing on the NASDAQ-NMS in January 2001. As Vice President and Chief Administrative Officer of Axonyx, Mr. Strage was responsible for negotiating all of the company's major corporate transactions including the agreements under which Axonyx first acquired its intellectual property portfolio that includes the commercial rights to the pre-clinical research and development programs at New York University School of Medicine and the National Institute on Aging, and subsequently out-licensed some of those rights through pharmaceutical joint development agreements, including a major world-wide licensing agreement with Serono International S.A. (NYSE:SRA) In addition, Mr. Strage directed all aspects of the administrative operations of Axonyx including finance, where he participated actively in each of the multiple phases of the company's capital formation, budgeting, human resources, infrastructure, corporate communications and investor relations. As Chairman and founder of AngioGenex, Mr. Strage recruited and assembled the AngioGenex management team and its Scientific Advisory Board. On the company's behalf, he acquired the exclusive rights to Dr. Benezra's anti-cancer work by negotiating the Company's Industrial Research and Commercial licenses with MSKCC. Mr. Strage was responsible for raising the seed capital used to create the company and that funded the collaboration with Memorial Sloan Kettering Cancer Center. Prior to joining Axonyx in 1996, Mr. Strage was an associate at the Los Angeles law firm of Hancock, Rothert & Bunschoft and prior thereto an assistant district attorney at the Manhattan District Attorney's office.

Richard A. Salvador, Ph.D., Chief Executive Officer, President, and Director. Dr. Salvador has been our Chief Executive Officer, President and a director of our company since 1999. Dr. Salvador was with Hoffmann-La Roche, Inc. from 1970 to 1997, most recently as Vice-President and Director of International Pre-clinical Development and Deputy to the President, International Research and Development. The three major departments reporting to him worldwide were Toxicology and Pathology, Drug Metabolism, and Pharmaceutical Research and Development. In the U.S., Dr. Salvador was responsible for approximately 350 personnel and an annual budget in excess of $60 million. Dr. Salvador was also a member of key international Hoffman-La Roche (ROG.VX) R&D committees. Dr. Salvador is on the Board of Directors of Suntory Pharmaceutical Research Laboratories, Cambridge, MA, and was a Senior Scientific Advisor to Axonyx Inc.which recently merged with TorreyPines Therapeuitcs (NASDAQ: TPTX), New York, NY. He has served as a consultant to the biotechnology industry in recent years. Dr. Salvador has a Ph.D. in Pharmacology from George Washington University, Washington, DC.

Martin F. Murray, CPA, MBA, Secretary, Chief Financial Officer, Treasurer, Director. Mr. Murray has been our Secretary, Treasurer, CFO and Director since 1999. Mr. Murray is a founder and managing partner of Murray and Josephson, CPAs, LLC. He previously held the position of managing partner at the accounting firm of Leeds & Murray, and audit manager with Eisner, LLP. His experience includes providing accounting, auditing, tax, and consulting services for publicly-traded and privately-owned companies, including: professional organizations, biotechnology companies, creative artists, and manufacturing firms. Mr. Murray has appeared on television news as a guest expert and has led a series of Continuing Professional Education seminars. He is a member of the tax section of the American Institute of Certified Public Accountants, and the New York State Society of Certified Public Accountants where he served on the health care committee. He earned his MBA in taxation from Baruch College where he also earned his BBA in Accountancy.

There are no family relationships among any of our directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely upon the review of the Forms 3, 4 and 5 furnished to our company and certain representations made to our company, we believe that during 2006, the following members of the Board of Directors, our executive officers and person(s) who hold more than 10% of our outstanding common stock failed to timely file all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to transactions in equity securities of our company: William Garland, George Gould and Atypical BioVentures Fund LLC failed to file initial reports on Form 3 after the merger of private AngioGenex and E-Clic; George Gould, and Granadilla Holdings, Ltd. failed to file current reports on Form 4 after the conversion of their convertible promissory notes into shares of common stock in October 2006; Atypical BioVenture Fund, LLC and Granadilla Holdings, Ltd. failed to file current reports on Form 4 concerning the assignment of a convertible promissory note to Granadilla on October 24, 2006; Michael Strage and Richard Salvador filed Form 5s in 2008 reporting their conversion of their convertible promissory notes into shares of common stock in October 2006.

Code of Ethics

We have not adopted a code of ethics that applies to our President and CEO (principal executive officer), or our Chief Financial Officer (principal accounting officer). As we have recently become a reporting company required to file periodic reports with the SEC and as we are not a “listed company” under SEC rules, we have not yet dealt with this issue, but we intend to do so in the future.

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, we have not, at this stage, constituted any board committees, including an audit committee. Consequently we do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered to us by our executive officer (collectively, our company’s “Named Executive Officer”) in all capacities, other than as directors, during each of the prior two fiscal years. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2007. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. Shares issued in lieu of compensation are listed in the year the salary was due.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compen-sation Earnings ($) (h)	All other Compen-sation ($) (i)	Total ($) (j)
Richard Salvador Pres. & CEO, Dir.	2007	0	0	0	0		0	0	0	0
	2006	0	0	0	29,644	*	0	0	0	29,644

 * On July 31, 2005, Richard Salvador was granted an option for 120,000 shares exercisable at $0.01 per share. These options were valued at $29,644 using a Black-Scholes calculation.

B. Narrative Disclosure to Summary Compensation Table

Richard Salvador has not entered into a formal written employment agreement with AngioGenex. He is employed on an at will basis with equity compensation at the discretion of the uninterested members of the board of directors.

C. Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Salvador	90,000	-	-	$1.50	5/31/2010	-	-	-	$-
	200,000	-	-	$1.00	1/1/2012	-	-	-	$-
	120,000	-	-	$0.01	7/31/2015	-	-	-	$-

There were no option grants to our Named Executive Officer in 2006.

D. Compensation of Directors

We did not pay our directors fees in 2007 and have not paid such fees in the past for attending scheduled and special meetings of our board of directors. In the future, we may adopt a policy of paying independent director a fee for their attendance at board meetings. We do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Change in Pension Vslue and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gould	0	0	0	0	0	0	0
Murray	0	0	0	0	0	0	0
Strage	0	0	0	0	0	0	0

Employment Contracts with Executive Officers and Termination of Employment and Change-in-Control Arrangements

AngioGenex does not have an employment contract with its Named Executive Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known by us with respect to the beneficial ownership of our common stock as of March 24, 2008 by (i) each person who is known by us to own beneficially more than 5% of common stock, (ii) each of our Chief Executive Officer and our Chief Financial Officer, (iii) each of our directors and (iv) all of our current officers and directors as a group. Except as otherwise listed below, the address of each person is c/o AngioGenex, Inc. 425 Madison Avenue, Suite 902, New York NY 10017.

The percentage of shares beneficially owned is based on 21,058,406 shares of common stock outstanding as of March 24, 2008. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 24, 2008 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of 5% or more of our voting Common Stock. Except as noted the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants. Percentage ownership information is based on 21,053,406 shares of Common Stock outstanding as of March 24, 2008. Percentage information for each person assumes that no other individual will exercise any warrants and/or options. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and, as Appropriate, Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Common Stock
Michael Strage (2)	3,375,639	15.59%
Richard Salvador(3)	2,273,364	10.32%
William Garland (4)	1,070,000	4.97%
Martin Murray (6)	189,000	*
All directors and executive officers (six persons) as a group		29.83%
Atypical BioVentures Fund LLC (9) c/o Aurora Capital LLC 200 Park Avenue South, Suite 1301 New York, NY 10003	3,652,505	14.78%

* Less than 1%.

(1)	Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 425 Madison Avenue, Suite 902, New York, New York 10017.

(2)
Michael Strage. Includes 2,773,014 shares held by Mr. Strage, 200,000 options exercisable at $1.65 per share, 100,000 options exercisable at $1.10 per share, 120,000 options exercisable at $0.01 per share, and warrants to purchase 182,625 shares exercisable at $0.15 per share.

(3)
Richard Salvador. Includes 1,275,488 shares held by Mr. Salvador, 32,000 shares held by his wife, a warrant to purchase 8,000 shares at $6.00 per share held by Dick Salvador’s wife, 90,000 options exercisable at $1.50 per share, 200,000 options exercisable at $1.00 per share and 120,000 options exercisable at $0.01 per share and 547,876 warrants exercisable at $0.15 per share.

(4)	William Garland. Includes 600,000 shares held by Mr. Garland, 30,000 options exercisable at $3.00 per share, 200,000 options exercisable at $1.00 per share, 240,000 exercisable at $0.01 per share.

(5)
George Gould. Includes 396,517 shares held by Mr. Gould, 90,000 options exercisable at $1.50 per share, 50,000 options exercisable at $1.00 per share, 20,000 options exercisable at $0.01 per share, and 182,625 warrants exercisable at $0.15 per share.

(6)
Martin Murray. Includes 129,000 shares held by Mr. Murray, 45,000 options exercisable at $1.50 per share, 5,000 options exercisable at $1.00 per share, and 10,000 options exercisable at $0.01 per share.

(7)	Atypical BioVentures Fund LLC. Includes 3,652,505 warrants exercisable at $0.15 per share.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2007.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	2,000,000	$0.77	0
Equity compensation plan approved by security holders (2)	90,000	$0.01	4,910,000
Total	2,090,000	$0.77	4,910,000

(1)
The AngioGenex 2000 Stock Option Plan had 2,000,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of AngioGenex.

(2)
The AngioGenex 2004 Stock Option Plan has 5,000,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of AngioGenex.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Legal Services

Since its inception in 1999 AngioGenex has retained and employed the law firm of Gibbons, Del Deo, Dolan, Griffinger and Vechione as outside patent and intellectual property counsel. George Gould, a former vice president and general counsel of AngioGenex and a former member of the board of directors, is of counsel to Gibbons, Del Deo, Dolan, Griffinger and Vechione.

Loans from Officers

Richard Salvador, our CEO and President loaned AngioGenex $25,000 on September 1, 2005. The terms of this unsecured loan provide for repayment of principal and interest at 6% per annum on September 1, 2008. At December 31, 2007 interest in the amount of $3,411 had accrued.

Michael Strage, our Vice President for Business Development loaned AngioGenex $10,000 November 29, 2005. The terms of this unsecured loan provide for repayment of principal and interest at 6% per annum on December 1, 2008. At December 31, 2007 interest in the amount of $1,253 had accrued.

Accounting Services

Since its inception, AngioGenex has employed Murray Josephson, CPAs, LLC to provide outside bookkeeping, accounting and tax filing services, but not audit services. Martin Murray, our Chief Financial Officer, Secretary and Treasurer, as well as a member of the board of directors, is a principal of Murray Josephson, CPAs, LLC. We owed Martin Murray approximately $50,000 for accounting services as of September 30, 2007.

Convertible Promissory Notes

In March 2004 we issued convertible promissory notes pursuant to a convertible note financing completed on March 30, 2004. Michael Strage, director and Vice President, Richard Salvador, President and Chief Executive Officer, and George Gould, Vice President and General Counsel purchased convertible promissory notes in the principal amounts listed below. Five year warrants to purchase shares at $0.15 per share were also granted to the noteholders. In October 2006, each of these officers and directors converted their convertible promissory notes into the number of shares as listed below.

	Amount Invested	Shares	Warrants

Michael Strage	$25,000	202,011	182,625
Richard Salvador	$75,000	605,488	547,876
George Gould	$25,000	201,517	182,625

In March 2004 Atypical BioVentures Fund LLC purchased convertible promissory notes and warrants, with the note in the principal amount of $500,000 and a warrant to purchase 3,652,505 shares at an exercise price of $0.15 per share. On October 24, 2006, Atypical BioVentures Fund LLC assigned all of its rights to a convertible promissory note in the principal amount of $500,000 to Granadilla Holdings Ltd. for $551,232 equal to principal and accrued interest. Atypical BioVentures Fund LLC retained the warrants. Later in October 2006, Granadilla Holdings converted its convertible promissory notes into 4,026,828 shares.

Director Independence

Our Board of Directors has determined that none of its members are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers as all members of the board of directors are also officers of the company.

ITEM 13. EXHIBITS

See Exhibit Index that appears on page 55 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to AngioGenex by Williams & Webster, P.S. during Fiscal Year 2007.

Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster in connection with its audit of AngioGenex’s financial statements as of and for the years ended December 31, 2007, and 2006, its reviews of AngioGenex’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $33,467 and $31,846 , respectively.

Tax Fees - We did not pay Williams & Webster, P.S. for professional services for tax compliance, tax advice and tax planning in 2006 or 2007.

All Other Fees - We did not incur any other fees and expenses from Williams & Webster, P.S. for the fiscal years 2006 and 2007 annual audits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2008

AngioGenex, Inc.

By:	/s/ Richard Salvador
Richard Salvador President and Chief Executive Officer

/s/ Martin Murray
Martin Murray Chief Financial Officer Principal Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Richard Salvador and Martin Murray as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant.

/s/ Richard Salvador	April 2, 2008	/s/ Michael M. Strage*	April 2, 2008
Richard Salvador	Date	Michael M. Strage	Date

/s/ Martin Murray	April 2, 2008	/s/ William Garland*	April 2, 2008
Martin Murray	Date	William Garland	Date

*By:	/s/ Martin Murray	March 28, 2008
Martin Murray As Attorney-in-Fact

ANGIOGENEX, INC.
INDEX TO EXHIBITS

Exhibits	Description of Document

2.1
Acquisition Agreement and Plan of Reorganization between AngioGenex, Inc. and eClic, Inc. dated December 1, 2005 (Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by AngioGenex on December 30, 2005 (File No. 000-26181))

3.1	Amended Articles of Incorporation dated December 30, 2005 (Incorporated by reference to exhibit 3.4 to the Form 8-K previously filed by AngioGenex on December 30, 2005 (File No. 000-26181))

10.2
Exclusive License Agreement between AngioGenex, Inc. and Sloan Kettering Institutes for Cancer Research, dated April 3, 2000. (Incorporated by reference to the corresponding exhibit to the Form 8-K/A previously filed by AngioGenex on January 9, 2006 (File No. 000-26181))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

AngioGenex, Inc.
New York City, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of AngioGenex, Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AngioGenex, Inc. as of December 31, 2007 and December 31, 2006 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, limited resources and a large accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 31, 2008

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006
CURRENT ASSETS
Cash	$45,406	$4,386
Prepaid offering costs	—	15,000
Prepaid expenses	6,122	739
Receivable	50,000	—
TOTAL CURRENT ASSETS	101,528	20,125

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	1,190	1,810
TOTAL PROPERTY AND EQUIPMENT	1,190	1,810
TOTAL ASSETS	$102,718	$21,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$273,442	$235,835
Accrued expenses - related parties	148,793	127,706
Notes payable	11,000	1,000
Notes payable, related parties	35,000	35,000
Accrued interest	4,859	2,629
TOTAL CURRENT LIABILITIES	473,094	402,170

LONG-TERM LIABILITIES
Settlement payable	35,000	—
	35,000	—
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	—	—
Common stock, 70,000,000 shares authorized, $0.001 par value;
21,053,406 and 20,347,285 shares issued and outstanding, respectively	21,053	20,347
Additional paid-in capital	2,770,675	2,448,888
Stock options, warrants, and beneficial conversion rights	912,379	895,608
Accumulated deficit during development stage	(4,109,483)	(3,745,078)
TOTAL STOCKHOLDERS' DEFICIT	(405,376)	(380,235)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$102,718	$21,935

The accompnaying notes are integral part of these financial statements.

ANGIOGENEX, INC
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			March , 1999
	Year Ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007

REVENUES	$50,000	$—	$50,000

EXPENSES
Research and development	64,834	64,974	1,667,815
Consulting	—	—	109,666
Licenses and fees	—	—	155,000
Professional fees	228,260	210,446	1,376,872
General and administrative	52,836	25,990	272,871
TOTAL OPERATING EXPENSES	345,930	301,410	3,582,224

LOSS FROM OPERATIONS	(295,930)	(301,410)	(3,532,224)

OTHER INCOME (EXPENSES)
Other income	—	—	464,688
Interest income	—	—	7,236
Finance costs	(68,475)	(41,728)	(1,049,183)
TOTAL OTHER INCOME (EXPENSES)	(68,475)	(41,728)	(577,259)

LOSS BEFORE INCOME TAXES	(364,405)	(343,138)	(4,109,483)

INCOME TAXES	—	—	—
NET LOSS	$(364,405)	$(343,138)	$(4,109,483)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	20,673,474	14,409,084

The accompnaying notes are integral part of these financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
	Common Stock			Stock options /	Accumulated
				Warrants /	During	Total
	Number		Additional	Beneficial	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	conversion	Stage	Equity (Deficit)

Issuance of founders' common stock at $0.01 per share	8,100,000	$8,100	$900	$—	$—	$9,000

Issuance of common stock at $0.17 per share	729,000	729	120,271	—	—	121,000

Net Loss for the year ended March 31, 2000	—	—	—	—	(104,357)	(104,357)

Balance, March 31, 2000	8,829,000	8,829	121,171	—	(104,357)	25,643

Issuance of common stock at $0.17 per share	171,000	171	28,829	—	—	29,000

Issuance of common stock and warrants (net of cash and
non cash expenses of $146,000) at $12,500 per unit	144,000	144	347,856	—	—	348,000

Stock options vested	—	—	—	22,845	—	22,845

Net loss for the year ended March 31, 2001	—	—	—	—	(181,811)	(181,811)

Balance March 31, 2001	9,144,000	9,144	497,856	22,845	(286,168)	243,677

Issuance of common stock and warrants (net of cash and
non cash expenses of $118,000) at $12,500 per unit	62,000	62	75,149	—	—	75,211

Stock options vested	—	—	—	82,875	—	82,875

Net loss for the year ended March 31, 2002	—	—	—	—	(482,903)	(482,903)

Balance March 31, 2002	9,206,000	9,206	573,005	105,720	(769,071)	(81,140)

Issuance of common stock for services at $0.25 per share	510,000	510	124,490	—	—	125,000

Issuance of common stock at $0.25 per share (net of
cash and non cash expenses of $14,989)	216,000	216	38,795	—	—	39,011

Stock options vested	—	—	—	74,280	—	74,280

Net loss for the year ended March 31, 2003	—	—	—	—	(469,897)	(469,897)

Balance, March 31, 2003	9,932,000	9,932	736,290	180,000	(1,238,968)	(312,746)

Issuance of common stock for services at $0.25 per share	1,255,000	1,255	312,495	—	—	313,750

Private placement costs from prior year offering	—	—	(2,300)	—	—	(2,300)

Stock options vested	—	—	—	35,653	—	35,653

Issuance of warrants attached to convertible bridge loan	—	—	—	586,551	—	586,551

Beneficial conversion rights of convertible bridge loan	—	—	—	288,449	—	288,449

Net loss for the year ended March 31, 2004	—	—	—	—	(356,061)	(356,061)

Balance, March 31, 2004	11,187,000	11,187	1,046,485	1,090,653	(1,595,029)	553,296

Stock options vested	—	—	—	21,614	—	21,614

Net loss for the year ended March 31, 2005	—	—	—	—	(1,396,914)	(1,396,914)

Balance, March 31, 2005	11,187,000	11,187	1,046,485	1,112,267	(2,991,943)	(822,004)

Stock options granted for prepaid offering costs	—	—	—	14,822	—	14,822

Stock options vested	—	—	—	36,954	—	36,954

Common stock issued in recapitalization and
reverse merger	1,500,000	1,500	(1,500)	—	—	—

Net loss for the nine months ended December 31, 2005	—	—	—	—	(409,997)	(409,997)

Balance, December 31, 2005	12,687,000	$12,687	$1,044,985	$1,164,043	$(3,401,940)	$(1,180,225)

The accompnaying notes are integral part of these financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
	Common Stock			Stock options /	Accumulated
				Warrants /	During	Total
	Number		Additional	Beneficial	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	conversion	Stage	Equity (Deficit)

Balance, December 31, 2005	12,687,000	$12,687	$1,044,985	$1,164,043	$(3,401,940)	$(1,180,225)

Issuance of common stock at $0.25 per share	310,000	310	77,190	—	—	77,500

Issuance of common stock at $0.33 per share	300,000	300	80,200	19,500	—	100,000

Stock options vested	—	—	—	514	—	514

Shares issued in connection to converstion of notes payable	7,050,285	7050	1,246,513	(288,449)	—	965,114

Net loss for the year ended December 31, 2006					(343,138)	(343,138)

Balance, December 31, 2006	20,347,285	20,347	2,448,888	895,608	(3,745,078)	(380,235)

Issuance of common stock at $0.50 per share	78,000	78	17,266	13,086	—	30,430

Issuance of common stock for services at $0.45 per share	200,000	200	89,800	—	—	90,000

Shares issued in connection to converstion of notes payable	242,859	243	145,471	—	—	145,714

Issuance of common stock at $0.65 per share	16,000	16	3,059	3,685	—	6,760

Issuance of common stock at $0.50 per share	169,262	169	84,191			84,360

Amortized private placement costs	—	—	(18,000)	—	—	(18,000)

Net loss for the year ended December 31, 2007					(364,405)	(364,405)

Balance, December 31, 2007	21,053,406	$21,053	$2,770,675	$912,379	$(4,109,483)	$(405,376)

The accompnaying notes are integral part of these financial statements.

ANGIOGENEX, INC.
(FORMERLY ECLIC, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Period from
			March, 1999
	Year Ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,405)	$(343,138)	$(4,109,483)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	620	27	6,659
Services paid by issuance of common stock	90,000	—	526,450
Services paid by issuance of common stock options	—	514	289,557
Amortization of warrants and beneficial conversion	54,429	19,500	948,929
Non cash financing charges	6,285	—	6,285
(Increase) decrease in prepaid expenses	(5,383)	(510)	(6,122)
(Increase) decrease in prepaid offering costs	15,000	51,178	—
(Increase) decrease in receivables	(50,000)	—	(50,000)
Increase (decrease) in accrued expenses	37,607	23,690	272,020
Increase (decrease) in accrued expenses, related party	21,087	52,647	150,215
Increase (decrease) in accrued interest	2,230	39,842	94,973
Increase (decrease) in settlement payable	35,000	—	35,000
Net cash used in operating activities	(157,530)	(156,250)	(1,835,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	—	(7,849)
Net cash used in investing activities	—	—	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	—	—	875,000
Payment of notes payable - related party	—	—	(25,000)
Payment of notes payable	—	—	(35,000)
Proceeds from notes payable	95,000	—	191,000
Issuance of stock for cash - net	103,550	158,000	882,772
Net cash provided by financing activities	198,550	158,000	1,888,772

Net increase (decrease) in cash	41,020	1,750	45,406

Cash, beginning of period	4,386	2,636	—

Cash, end of period	$45,406	$4,386	$45,406

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$90,000	$—	$526,450
Services paid by issuance of stock options	$—	$514	$274,735
Offering costs paid by issuance of stock options	$—	$—	$14,822
Conversion of debt to equity	$85,000	$875,000	$960,000

The accompnaying notes are integral part of these financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AngioGenex, Inc. (“AngioGenex” or the “Company”) incorporated in the State of New York on March 31, 1999. The Company is a biopharmaceutical company founded to create products that are uniquely useful for the treatment, diagnosis and prognosis of cancer. Company programs focus on (1) the discovery and development of orally active anti-cancer drugs that act by modulating the action of the Id proteins, (2) the measurement of Id proteins in tumors and blood to create products for the diagnosis and prognosis of cancer, (3) generating proof-of-concept data in relevant preclinical models to establish that modulation of Id proteins is useful to treat non-oncologic diseases in which an overgrowth of blood vessels is an important part of the underling pathology and (4) collaborating in respect to treatments of diseases in which blood vessel proliferation is desirable. The Company’s proprietary technology is based on the research work of Dr. Robert Benezra and his colleagues at Memorial Sloan Kettering Cancer Center (MSKCC), NYC, who discovered the Id (inhibitor of differentiation) genes and corresponding Id proteins and established their role in the formation of new blood vessels (angiogenesis) required for tumor growth and metastasis. The Company’s intellectual property includes the rights to biotechnology in the Id field, which it acquired under exclusive worldwide licenses from MSKCC and the Albert Einstein College of Medicine (“AECOM”), and its own patentable findings that it has generated while developing its Id based anti-angiogenesis anti-cancer strategies.

On December 30, 2005, AngioGenex merged into eClic Acquisition, Inc., a wholly owned subsidiary of eClic, Inc. incorporated in the state of Nevada, eClic Acquisition, Inc. then changed its name to AngioGenex Therapeutics, Inc. and concurrently eClic, Inc, a fully reporting shell changed its name to AngioGenex, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of AngioGenex, with AngioGenex as the acquirer in a reverse acquisition. The transaction was compliant with Rule 12g-3 of the Securities and Exchange Commission. The historical financial statements prior to December 30, 2005 are those of AngioGenex while the legal structure of eClic remains in place. eClic had no assets or liabilities at the time of the acquisition.

The Company has been in the development stage since inception and as of December 31, 2007 has had $50,000 of revenues from its planned operations. At time of the merger, the Company’s year-end changed from March 31 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of AngioGenex, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Loss Per Share
Statement of Financial Accounting Standards No.128, “Earnings Per Share” (hereinafter “SFAS No. 128”), requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. As all potential common shares are anti-dilutive, the effects of options and warrants (totaling approximately ---- additional shares) are not included in the calculation of diluted loss per share.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

At December 31, 2007 and 2006 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company is currently and has been a development stage company as defined under Statements of Financial Accounting Standards (“FAS”) No. 7 since its formation on March 31, 1999. It is primarily engaged in the research to develop anti-cancer strategies using the field of antiangiogenesis. In 2003, the Company entered into an agreement to provide certain properties to an unrelated outside company. The Company recognized $50,000 of royalty revenue under this agreement for the year ended December 31, 2007, however the Company did not deem this revenue sufficient to move the Company from development stage to a fully reporting company. See Note 4.

Equipment
Equipment is carried at cost less an allowance for depreciation. Depreciation is recorded using the straight- line method over an estimated useful life of five years. Depreciation expense for the year ended December 31, 2007 and 2006 was $620 and $27, respectively.

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception. The future of the Company is dependent upon additional financing and revenue to fund its research and development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Food and Drug Administration will grant future approval of the Company’s prospective products or that profitable operations can be attained as a result thereof.

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
DECEMBER 31, 2007

securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

Research, Development and Patent
Research and development costs, including certain costs related to patent applications, are charged to operations as incurred.

Stock-based Compensation
At the end of 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). The prior provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to apply the intrinsic value method set forth in Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro-forma effects on net income (loss) had the fair market value of the options been expensed. The Company had elected to apply APB 25 in accounting for its employees’ and directors’ stock options prior to the adoption of SFAS No. 123(R).

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained, the Company recognizes the largest amount that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

At December 31, 2007, the Company had net deferred tax assets (calculated at an expected rate of 40%, to include local, state and federal taxes) of approximately $1,707,000 principally arising from net operating loss carryforwards for income tax purposes and other accumulated temporary differences. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2007. The significant components of the income tax and deferred tax asset at December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Operating Loss	$353,000	$301,000

Permanent Differences:
Nondeductible meals and entertainment	1,000	2,000
Temporary Differences:
Stock options issued under a non-qualified plan:	—	1,000
Financing costs	61,000	15,000
Deferred research and development costs:	9,000	15,000
Operating loss after permanent and temporary differences	$282,000	$268,000

Accumulated Net Operating Loss Carryforward	$1,906,000	$1,573,000
Other accumulated temporary differences	2,149,000	2,085,000
Accumulated net operating loss carryforward after all temporary and permanent differences	$4,055,000	$3,658,000
Research and development tax credit	$85,000	$82,000

Deferred tax asset	$1,707,000	$1,509,000
Deferred tax asset valuation allowance	(1,707,000)	(1,509,000)
Net deferred tax asset	$—	$—

At December 31, 2007 the Company has estimated net operating loss carryforwards and deferred charges of approximately $4,055,000 which expire in the years 2018 through 2027. The Company recognized approximately $1,000 of loss from issuance of common stock options for research and development costs in the year ended December 31, 2006, which are not currently deductible for tax purposes but are included in the above

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

calculation of deferred tax assets. The Company also recognized a research and development tax credit that is included in the above calculation of deferred tax assets. The change is valuation allowance for the year ended December 31, 2007 was $198,000.

Use of Estimates
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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” (“FASB 160”).  This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  FASB 160 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of FASB 160 on our financial position and results of operations.

The FASB recently issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FAS 159”), Statement No. 141R, “Business Combinations (“FAS 141R”), Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51” (“FAS 160”) and ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No 07-3, “ Accounting for Advance Payments for Goods or Services Received for Future Research and Development Activities” (“Issue 07-3”).

FAS 157 clarifies definition fair value, establishes a framework for measuring fair value, and expands disclosures of fair value measurements. FAS 157 was originally effective January 1, 2008. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of FAS 157 and FSP 157-2 on the Company’s financial position and results of operations is not expected to be material.

FAS 159, which is effective January 1, 2008, permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The effect of adoption of FAS 159 on the Company’s financial position and results of operations is not expected to be material.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

EITF Issue 07-03, which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date, addresses nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities. Issue 07-3 will require these payments to be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are preformed. The effect of adoption of Issue 07-3 on the Company’s financial position and results of operations is not expected to be material.

FAS 141R expends the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value at the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. FAS 160 requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. FAS 141R and FAS 160 are both effective January 1, 2009. The effect of adoption of FAS 141R and FAS 160 on the Company’s financial position and results of operations is not expected to be material.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue recognition
Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection. The Company recognized $50,000 royalty revenue at December 31, 2007.

NOTE 3 - AGREEMENT WITH SLOAN-KETTERING INSTITUTE FOR CANCER RESEARCH (“SKICR”)

On January 1, 2001, the Company signed a two-year industrial research agreement with SKICR to sponsor the research to determine if Id proteins are useful targets for antiangiogenic drug design, which may be highly specific for the inhibition of tumor vasculature thereby blocking the growth and/or metastasis of a majority of neoplasms with few side effects. The research agreement provided that the Company would fund the project on a quarterly basis. The Company was committed to pay for legal costs in connection with related patent applications and protection. The Company paid $308,000 to SKICR in connection with this research project.

In March of 2000, in exchange for $30,000 the Company obtained from SKICR an exclusive worldwide right and license in the field of use, including to make, have made,

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

At December 31, 2007, the Company has no products for sale that would fall under the licensing agreement, and no fees, aside from the original license fee, has been paid or accrued.

NOTE 4 - AGREEMENT WITH BIOCHECK, INC.

During the fiscal year ended March 31, 2004, the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received from BioCheck, Inc. Also under the agreement, on the third anniversary of the agreement (December 2006), BioCheck is required to begin paying a minimum annual royalty payment of $50,000 per year. For the year ended December 31, 2007 the Company recognized the annual minimum annual royalty payment. The Company and BioCheck have come to an agreement that payment of royalty will be satisfied with delivery of certain scientific material and antibodies that will be used by the Company with its ongoing research and development.

NOTE 5 - PREPAID OFFERING COSTS

During the year ended December 31, 2006 the Company paid costs relating to the preparation of a registration statement. At December 31, 2006, the Company had paid, in cash and common stock options, $15,000 for the registration. When the registration was complete and shares have been issued from it, the Company expensed the prepaid costs.

NOTE 6 - RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At December 31, 2007 and 2006 the Company owed the officer’s business $53,793 and $32,706, respectively, which is included in accrued expenses - related parties in the financial statements.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

At December 31, 2007 the Company owed an officer $95,000 for unpaid salary pursuant to an agreement to pay $5,000 per month through September 30, 2006. See Note 13.

For additional related party transactions, see Notes 8, 9 and 13.

NOTE 7 - OTHER INCOME

In June of 2002, the Company entered into a non-exclusive agreement with the research division of Kirin Brewery Company, Ltd. of Japan (“Kirin”). According to the terms of this agreement, the use of the property is limited to the internal research purposes of Kirin. During the fiscal year ended March 31, 2003, the Company had received a sum of $200,000 from Kirin which was recorded in the Company’s financial statements as customer deposits. During the year ended March 31, 2004, the Company renegotiated the agreement and received an additional $225,000. In the fiscal year ended March 31, 2004, Kirin completed the transaction and the use of the property, and the Company, accordingly, recognized $425,000 as other income.

NOTE 8 - NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At December 31, 2007 the Company had accrued interest of $3,411.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At December 31, 2007 the Company had accrued interest of $126.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At December 31, 2007, the Company had accrued interest of $1,253.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 19, 2009. At December 31, 2007 the Company had accrued interest of $69.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9 - CONVERTIBLE DEBT AND BENEFICIAL CONVERSION

During 2007, the Company issued convertible notes to unrelated parties for $85,000. According to the terms of the agreement interest began to accrue on the outstanding principal 60 days after the date of the note at rate of 6% annually. Full payment of principal and interest was due June 30, 2007. The notes were convertible into shares of common stock at rate of $0.35 per share prior to payment in full of principal balance of a note. On July 5, 2007 the holders of these notes converted notes payable into 242,859 shares of common stock and the Company incurred additional costs of conversion of $6,235.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company calculated the value of the warrants and the beneficial conversion feature of the note and recorded the value as a finance cost. The beneficial conversion expense was valued and recorded at $54,429.

In March 2004, the Company issued for cash a nine-month, convertible pay-in-kind note with a scheduled maturity date of December 2004, in the principal amount of $875,000. This debt was offered pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. The interest rate on the debt is calculated using the London Interbank Offered Rate (1.3% at March 31, 2004). Of the $875,000 financing, $75,000 is from the Company's president; $25,000 is from another corporate officer; $25,000 is from another officer/founder; and $20,000 from a member of the company’s scientific advisory board.

In October 2006 the aforementioned debt and accrued interest thereon has been converted into 7,050,285 shares of common stock.

Detachable warrants were also granted to the note holders. The number of warrants issued, 6,391,876, is equal to the number of shares that the note may be converted into at the date of the note. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: equity price of $0.25 per share; strike price of $0.155 per share; 100% volatility; risk-free interest rate of 4%; no dividends to be paid; and a term of 10 years. The calculated value of the warrants was $0.23 per share.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated the value of the warrants and the beneficial conversion feature of the note and recorded the values as discounts on debt on the balance sheets. As the value of the warrants and the beneficial conversion feature were greater than the debt itself, the amounts were prorated against the debt. The warrants were therefore valued and recorded at a total of $586,551, and the beneficial conversion was valued and recorded at $288,449. The two amounts which total $875,000 were amortized (effectively, a decreasing discount to debt) over the life of the debt which was

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

nine months. Amortization expenses for the years ended March 31, 2005 and 2004 were $826,389 and $48,611, respectively, as additional interest expense. Since the debt has converted into shares as of December 31, 2006, the value attributed to the beneficial conversion aspect has been written off to additional paid-in-capital.

NOTE 10 - ACQUISITION OF ECLIC, INC.

On December 30, 2005, the Company cancelled, as part of a plan of merger and recapitalization, approximately 10,000,000 shares of eClic’s outstanding common stock. This cancellation had the effect of reducing the 11,515,000 shares of eClic common stock issued and outstanding immediately prior to the merger to 1,500,000 shares outstanding after the merger. After the aforementioned cancellation of shares the Company cancelled the outstanding shares of AngioGenex, Inc. and issued 11,187,000 new shares of common stock to AngioGenex‘s shareholders of record in compliance with a transaction pursuant to Rule 12g-3 of the Securities and Exchange Commission. For accounting purposes, the acquisition has been treated as a recapitalization of AngioGenex, with AngiogGenex as the acquirer (reverse acquisition). The 1,500,000 outstanding shares of eClic that were not canceled in the merger were accounted for as the cost of the acquisition. The historical financial statements prior to December 30, 2005 are those of AngioGenex, while the legal structure of eClic, Inc. remains in place. eCLic, Inc. had no assets or liabilities at the time of the acquisition.

NOTE 11 - CAPITAL STOCK

Common Stock

The Company is authorized to issue 70,000,000 shares of $0.001 par value common stock.

In 2006 the Company began a private placement of securities. The terms of the placement provide for the sale to accredited investors of up to 5,000,000 units for the price of $1.00 per unit. Each unit consists of two shares of common stock and one common stock purchase warrant. Each warrant will allow the holder to purchase an additional share of commons stock for $1.00. As of the date of this financial statement the minimum number of units (2,500,000) contemplated for this placement has not been achieved.

During the year ended December 31, 2007, the Company sold in private placement 169,262 shares of common stock at $0.50 per share for $66,360 in cash, net of expenses of $18,271. The Company also sold 47,000 units for consisting of 2 shares of common stock and 1 warrant to purchase common stock, for $37,190, net of expenses of $12,210. The warrants allow the stockholder to purchase 1 share of common stock for $1.00 per share for the next five years.

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

The assumptions used to value the warrants issued during the year are as follows: risk-free rate of 4.5%; no dividends to be paid; expected life of warrants is 5 years; and volatility of 100%. The value ascribed to the warrants attached to the issuances was $16,771.

The Company issued 242,859 shares of common stock in exchange for convertible notes payable of $85,000 (see Note 9).

The Company issued 200,000 shares as a compensation for legal services rendered. The shares exchanged for these services were valued at $0.45 per share and a charge of $90,000 is included with professional fees expense.

During the year ended December 31, 2006 the Company sold in private placement 310,000 shares of common stock at $0.25 per share for $77,500 in cash. The Company also sold 150,000 units, consisting of 2 shares of common stock and 1 warrant to purchase common stock, for $100,000 in cash. The warrants allow the stockholder to purchase 1 share of common stock for $1 per share for the next three years. At December 31, 2006, the warrants were unexercised.

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
DECEMBER 31, 2007

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

Had the Company elected to recognize compensation cost based on the fair market value of the options at the date of the grant as prescribed in SFAS No. 123(R), the Company’s net loss would have been as presented in the pro forma amounts as indicated below:

	December 31, 2007	December 31, 2006	From April 1999 (Inception) to December 31, 2007
Net loss
As reported	$353,234	$343,138	$4,098,312
Pro forma	$353,234	$343,138	$5,395,418

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Stock options activity under the plans is summarized as follows:

	Shares Under Options	Weighted Average Exercise Price

Options at April 1, 2005	1,385,000	$1.34
Options issued (2001 Plan)	615,000	0.01
Options issued (2004 Plan)	90,000	0.01
Options at December 31, 2005	2,090,000	$0.77

Options exercisable at December 31, 2005	2,085,000	$0.77

Weighted average fair value of options granted at December 31, 2005		$0.25

Options at December 31, 2005	2,090,000	$0.77
Options issued (2004 Plan)	—	—
Options at December 31, 2006	2,090,000	$0.77

Options exercisable at December 31, 2006	2,090,000	$0.77

Weighted average fair value of options granted at December 31, 2006		$0.25

Options at December 31, 2006	2,090,000	$0.77
Options issued (2004 Plan)	—	—
Options at December 31, 2007	2,090,000	$0.77

Options exercisable at December 31, 2007	2,090,000	$0.77

Weighted average fair value of options granted at December 31, 2007		$0.25

ANGIOGENEX, INC.
(Formerly eClic, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Total compensation costs related to non-vested stock options as of December 31, 2006	$514
Weighted average period of nonvested stock options as of December 31, 2007	0 months

As of December 31, 2007 4,910,000 options are available for future grant. At December 31, 2007 2,090,000 options outstanding were under plans approved by shareholders.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

On August 1, 2001, the Company entered into an agreement with William Garland, PhD. In exchange for his services as the Company’s vice president and chief operating officer, he will receive a salary of $5,000 per month. Additionally, he was to receive options to purchase 5,000 shares of the Company’s common stock exercisable at $3.00 each per month. The Company granted to Mr. Garland 30,000 options on August 1, 2001 under this agreement. Subsequently, the Company and Mr. Garland amended this agreement eliminating the monthly options but the Company has continued to pay $5,000 plus expense reimbursements and has also granted to Mr. Garland 440,000 options under the 2001 stock option plan. The agreement was terminated September 30, 2006.

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “ID-Knockout” mice, sued the company in state of court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. The company has included in its accrued expenses at December 31, 2006 the sum of $38,572 which it maintains is the correct amount owed to CompBio.