Form 10QSB
period 2008-03-31
AngioGenex, Inc.
filed 2008-05-14
CIK 1085596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2008
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

At May 12, 2008, the issuer had outstanding the indicated number of shares of common stock: 21,072,906 shares.

Transitional Small Business Disclosure Format YES ☐  NO ☒

ANGIOGENEX, INC.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	March 31,
	2008	December 31,
	(unaudited)	2007
ASSETS
CURRENT ASSETS
Cash	$13,299	$45,406
Prepaid expenses	739	6,122
Receivable	50,000	50,000
TOTAL CURRENT ASSETS	64,038	101,528

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	1,035	1,190
TOTAL PROPERTY AND EQUIPMENT	1,035	1,190

TOTAL ASSETS	$65,073	$102,718

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$289,184	$273,442
Accrued expenses - related parties	171,361	148,793
Notes payable	11,000	11,000
Notes payable, related parties	35,000	35,000
Accrued interest	6,525	4,859
TOTAL CURRENT LIABILITIES	513,070	473,094

LONG-TERM LIABILITIES
Settlement payable	32,500	35,000
	32,500	35,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value; 21,072,906 and 21,053,406 shares issued and outstanding, respectively	21,073	21,053
Additional paid-in capital	2,776,505	2,770,675
Stock options, warrants, and beneficial conversion rights	912,379	912,379
Accumulated deficit during development stage	(4,190,454)	(4,109,483)
TOTAL STOCKHOLDERS' DEFICIT	(480,497)	(405,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,073	$102,718

See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			March , 1999
	Three Months Ended		(Inception) to
	March, 31		March 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$50,000

EXPENSES
Research and development	5,869	1,431	1,673,684
Consulting	-	-	109,666
Licenses and fees	-	-	155,000
Professional fees	46,684	12,383	1,423,556
General and administrative	25,543	5,342	298,414
TOTAL OPERATING EXPENSES	78,096	19,156	3,660,320

LOSS FROM OPERATIONS	(78,096)	(19,156)	(3,610,320)

OTHER INCOME (EXPENSES)
Other income	-	-	464,688
Interest income	-	-	7,236
Finance costs	(2,875)	(54,342)	(1,052,058)
TOTAL OTHER INCOME (EXPENSES)	(2,875)	(54,342)	(580,134)

LOSS BEFORE INCOME TAXES	(80,971)	(73,498)	(4,190,454)

INCOME TAXES	-	-	-

NET LOSS	$(80,971)	$(73,498)	$(4,190,454)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	21,060,692	20,368,396

See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		Period from March, 1999(Inception) to March 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,971)	$(73,498)	$(4,190,454)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	155	155	6,814
Services paid by issuance of common stock	-	-	526,450
Services paid by issuance of common stock options	-	-	289,557
Amortization of warrants and beneficial conversion	-	52,571	948,929
Non cash financing & other charges	-	-	6,285
(Increase) decrease in prepaid expenses	5,383	(29,609)	(739)
(Increase) decrease in receivables	-	-	(50,000)
Increase (decrease) in accrued expenses	15,742	17,005	287,762
Increase (decrease) in accrued expenses, related party	22,568	(9,165)	172,783
Increase (decrease) in accrued interest	1,666	533	96,639
Increase (decrease) in settlement payable	(2,500)	-	32,500
Net cash used in operating activities	(37,957)	(42,008)	(1,873,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(7,849)
Net cash used in investing activities	-	-	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	-	-	875,000
Payment of notes payable - related party	-	-	(25,000)
Payment of notes payable	-	-	(35,000)
Proceeds from notes payable	-	80,000	191,000
Issuance of stock for cash - net	5,850	27,930	888,622
Net cash provided by financing activities	5,850	107,930	1,894,622

Net increase (decrease) in cash	(32,107)	65,922	13,299

Cash, beginning of period	45,406	4,386	-

Cash, end of period	$13,299	$70,308	$13,299

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$-	$-	$526,450
Services paid by issuance of stock options	$-	$-	$274,735
Offering costs paid by issuance of stock options	$-	$-	$14,822
Conversion of debt to equity	$-	$-	$960,000

See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION

AngioGenex, Inc. (“AngioGenex” or the “Company”) incorporated in the State of Nevada on March 1, 1999. The Company is a biopharmaceutical company founded to create products that are uniquely useful for the treatment, diagnosis and prognosis of cancer. Company programs focus on (1) the discovery and development of orally active anti-cancer drugs that act by modulating the action of the Id proteins, (2) the measurement of Id proteins in tumors and blood to create products for the diagnosis and prognosis of cancer, (3) generating proof-of-concept data in relevant preclinical models to establish that modulation of Id proteins is useful to treat non-oncologic diseases in which an overgrowth of blood vessels is an important part of the underling pathology and (4) collaborating in respect to treatments of diseases in which blood vessel proliferation is desirable.

The Company has been in the development stage since inception and as of March 31, 2008 has had $50,000 of revenues from its planned operations.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in the Company’s Form 10 KSB filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Activities
The Company is currently and has been a development stage company since its formation on March 31, 1999. It is primarily engaged in the research to develop anti-cancer strategies using the field of antiangiogenesis. In 2003, the Company entered into an agreement to provide certain properties to an unrelated outside company. The Company recognized $50,000 of royalty revenue under this agreement for the year ended December 31, 2007, however the Company does not deem this revenue sufficient to move the Company from development stage to a fully reporting company. See Note 3.

Recent Accounting Pronouncements
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

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

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

NOTE 3 – AGREEMENT WITH BIOCHECK, INC.

In 2004 the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received from BioCheck, Inc. Also under the agreement, on the third anniversary of the agreement (December 2006), BioCheck is required to begin paying a minimum annual royalty payment of $50,000 per year. For the year ended December 31, 2007 the Company recognized the annual minimum annual royalty payment. The Company and BioCheck have come to an agreement that payment of royalty will be satisfied with delivery of certain scientific material and antibodies that will be used by the Company with its ongoing research and development. As of March 31, 2008 no materials have been delivered.

NOTE 4 – RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At December 31, 2007 and 2006 the Company owed the officer’s business $76,361 and $53,793, respectively, which is included in accrued expenses - related parties in the financial statements.

At December 31, 2007 the Company owed an officer $95,000 for unpaid salary pursuant to an agreement to pay $5,000 per month through September 30, 2006.

For additional related party transactions, see Note 5.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 5 – NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At March 31, 2008 the Company had accrued interest of $3,785.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At March 31, 2008 the Company had accrued interest of $141.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At March 31, 2008, the Company had accrued interest of $1,402.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 19, 2009. At March 31, 2008 the Company had accrued interest of $288.

NOTE 6 – FAIR VALUE

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 - Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (supported by little or no market activity).

The Company's cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 7 – CAPITAL STOCK

Common Stock

During the three months ended March 31, 2008 the Company sold 19,500 shares of common stock for $5,850, net of expenses of $650.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “ID-Knockout” mice, sued the Company in state of court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court by November 15. At March 31, 2008 the Company has made $12,500 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $909.

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

We have out-licensed our rights to develop Id-based prognostics and diagnostics to BioCheck, Inc., a leading producer of clinical diagnostic assays. In June 2004 we signed a Development and Marketing Agreement with BioCheck under which we assigned BioCheck the exclusive rights to develop and market cancer prognostic and diagnostics in return for royalties and milestone payments. Pursuant to this sub-license BioCheck has been developing monoclonal antibodies for all four Id proteins (Id1, Id2, Id3, and Id4) for use in standard enzyme linked immunoassay or ELISA type assay tests and for kits for the detection of the proteins in tumors and other tissues. The sale of monoclonal antibodies to the Id proteins by BioCheck has begun to generate revenue for BioCheck.

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

We intend to contract out substantially all of the research and development work on our potential anti-cancer lead drug compounds. No employees were hired in the first quarter of 2008. We do not expect to hire employees during the next twelve months unless we raise substantial additional capital in the range of $5 million.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the private placement of equity and debt securities, as well as loans from certain of our officers and directors. During the first quarter of 2007 we received net proceeds of $12,930 from a private placement of shares and warrants and proceeds of $85,000 from the issuance of convertible notes to unrelated parties, the principal amount of such notes were converted into shares in July 2007. In March 2007 a private placement was initiated in Europe pursuant to which units composed of two shares at $0.50 per share and one five year warrant exercisable at $1.00 per share were offered. During the period ended December 31, 2007, we sold 39,000 units (78,000 shares and 39,000 warrants) at $0.50 per share and 8,000 units (16,000 shares and 8,000 warrants) at $0.65 per share for an aggregate amount of $34,690, net of expenses of $14,710. In December 2007, we sold 169,262 shares at $0.50 per share in a private placement for $68,860 in cash, net of expenses of $18,271. In February 2008 we sold 19,500 shares in a private placement for gross proceeds of $6,500. As of March 31, 2008, we had $13,299 in cash as compared to $45,406 in cash at December 31, 2007. We do not have any available lines of credit.

Net cash used in operating activities during the three months ended March 31, 2008 was $37,957 resulting in a net loss of $85,136, after taking into account significant non-cash charges for operating expenses during the quarter and other adjustments. We pay no rent to Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

As of March 31, 2008, our current liabilities exceeded our current assets by $436,532. We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

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

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations through the third quarter of 2008, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital through the third quarter of 2008 we may have to further curtail or cease operations.

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

Item 3A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-QSB, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to fundamental elements of an effective control environment described in the 2007 Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no such change in our internal control over financial reporting because of the timing of the filing of Form 10-KSB in relation to the filing of the Form 10-QSB, there was insufficient time for us to implement any material changes in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In February 2008, we sold 19,500 shares to an unrelated third party for gross proceeds of $6,500. The private placement was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Dated May 12, 2008.

ANGIOGENEX, INC.

By:	/s/ Richard Salvador
Richard Salvador, Ph.D.
President and Chief Executive Officer

By:	/s/ Martin Murray
Martin Murray
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)