Form 10-Q
period 2008-06-30
AngioGenex, Inc.
filed 2008-08-14
CIK 1085596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-50739
(Commission file number)

ANGIOGENEX INC.

(Exact name of small business issuer as specified in its charter)

Nevada	86-0945116
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

425 Madison Ave. Suite 902, New York, New York 10017
(Address of principal executive offices)

(212) 874-6608
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On August 13, 2008, 21,222,906 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item1.     Financial Statements

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,
	2008	December 31,
ASSETS	(unaudited)	2007
CURRENT ASSETS
Cash	$10,322	$45,406
Prepaid expenses	15,633	6,122
Receivable	-	50,000
TOTAL CURRENT ASSETS	25,955	101,528

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	880	1,190
TOTAL PROPERTY AND EQUIPMENT	880	1,190

TOTAL ASSETS	$26,835	$102,718

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$329,415	$273,442
Accrued expenses - related parties	164,144	148,793
Notes payable	11,000	11,000
Notes payable, related parties	35,000	35,000
Accrued interest	7,669	4,859
TOTAL CURRENT LIABILITIES	547,228	473,094

LONG-TERM LIABILITIES
Settlement payable	30,000	35,000
	30,000	35,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value;
21,222,906 and 21,053,406 shares issued and outstanding, respectively	21,223	21,053
Additional paid-in capital	2,826,355	2,770,675
Stock options, warrants, and beneficial conversion rights	912,379	912,379
Accumulated deficit during development stage	(4,310,350)	(4,109,483)
TOTAL STOCKHOLDERS' DEFICIT	(550,393)	(405,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,835	$102,718

ANGIOGENEX, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					March , 1999
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$50,000

EXPENSES
Research and development	16,050	7,542	21,919	8,973	1,689,734
Consulting	-	-	-	-	109,666
Licenses and fees	-	-	-	-	155,000
Professional fees	42,207	139,402	88,891	151,786	1,465,763
General and administrative	59,350	12,894	84,892	18,235	357,763
TOTAL OPERATING EXPENSES	117,607	159,838	195,702	178,994	3,777,926

LOSS FROM OPERATIONS	(117,607)	(159,838)	(195,702)	(178,994)	(3,727,926)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	464,688
Interest income	21	-	21	-	7,257
Finance costs	(2,310)	(4,045)	(5,186)	(58,387)	(1,054,369)
TOTAL OTHER INCOME (EXPENSES)	(2,289)	(4,045)	(5,165)	(58,387)	(582,424)

LOSS BEFORE INCOME TAXES	(119,896)	(163,883)	(200,867)	(237,381)	(4,310,350)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(119,896)	$(163,883)	$(200,867)	$(237,381)	$(4,310,350)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	21,119,060	20,493,417	21,089,876	20,431,252

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
			March, 1999
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(200,867)	$(237,381)	$(4,310,350)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	310	310	6,969
Services paid by issuance of common stock	-	90,000	526,450
Services paid by issuance of common stock options	-	-	289,557
Amortization of warrants and beneficial conversion	-	54,429	948,929
Non cash financing & other charges	-	-	6,285
(Increase) decrease in prepaid expenses	(9,511)	(21,533)	(15,633)
(Increase) decrease in receivables	50,000	-	-
(Increase) decrease in prepaid offering costs	-	12,000	-
Increase (decrease) in accrued expenses	55,973	9,075	327,993
Increase (decrease) in accrued expenses, related party	15,351	3,770	165,566
Increase (decrease) in accrued interest	2,810	1,072	97,783
Increase (decrease) in settlement payable	(5,000)	-	30,000
Net cash used in operating activities	(90,934)	(88,258)	(1,926,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(7,849)
Net cash used in investing activities	-	-	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	-	-	875,000
Payment of notes payable - related party	-	-	(25,000)
Payment of notes payable	-	-	(35,000)
Proceeds from notes payable	-	85,000	191,000
Issuance of stock for cash - net	55,850	12,930	938,622
Net cash provided by financing activities	55,850	97,930	1,944,622

Net increase (decrease) in cash	(35,084)	9,672	10,322

Cash, beginning of period	45,406	4,386	-

Cash, end of period	$10,322	$14,058	$10,322

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense		$ $-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$-	$-	$526,450
Services paid by issuance of stock options	$-	$-	$274,735
Offering costs paid by issuance of stock options	$-	$-	$14,822
Conversion of debt to equity	$-	$-	$960,000

ANGIOGENEX, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTED TO FINANCIAL STATEMENTS JUNE 30,2008
(UNAUDITED)

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

The Company has been in the development stage since inception and as of June 30, 2008 has had minimal revenues from its planned operations.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in the Company’s Form 10 KSB filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

ANGIOGENEX, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTED TO FINANCIAL STATEMENTS JUNE 30,2008
(UNAUDITED)

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

Recent Accounting Pronouncements

FAS 163 is effective January 1, 2009 except for disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The effect of adoption of FAS 163 on the Company’s financial position and results of operations is not expected to be material.

FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The effect of adoption of FAS 162 on the Company’s financial position and results of operations is not expected to be material.

FAS 161, which is effective January 1, 2009 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. The adoption of FAS 161 will not affect the Company’s financial position or results of operations.

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

ANGIOGENEX, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTED TO FINANCIAL STATEMENTS JUNE 30,2008
(UNAUDITED)

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

NOTE 3 - AGREEMENT WITH BIOCHECK, INC.

On December 15, 2003 the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products. The agreement was modified as of July 21, 2008. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received from BioCheck, Inc. As of June 30, 2008 no revenues were generated. Prior to its modification the agreement provided for certain minimum royalty to be paid to the Company. The provision for minimum royalty payments has been eliminated. Therefore the receivable of $50,000 that was recognized has been charged to bad debt as of June 30, 2008.

NOTE 4 - RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At June 30, 2008 and December 31, 2007 the Company owed the officer’s business $67,568 and $53,793, respectively, which is included in accrued expenses - related parties in the financial statements.

At June 30, 2008 the Company owed an officer $95,000 for unpaid salary pursuant to an agreement to pay $5,000 per month through September 30, 2006.

For additional related party transactions, see Note 5.

NOTE 5 - NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At June 30, 2008 the Company had accrued interest of $4,159.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At June 30, 2008 the Company had accrued interest of $156.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At June 30, 2008, the Company had accrued interest of $1,552.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 19, 2009. At June 30, 2008 the Company had accrued interest of $368.

ANGIOGENEX, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTED TO FINANCIAL STATEMENTS JUNE 30,2008
(UNAUDITED)

NOTE 6 - FAIR VALUE

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

NOTE 7 - CAPITAL STOCK

Common Stock

During the six months ended June 30, 2008 the Company sold 169,500 shares of common stock for $55,850, net of expenses of $650.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “ID-Knockout” mice, sued the Company in state of court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court by November 15. At June 30, 2008 the Company has made $15,000 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $1434.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We intend to contract out substantially all of the research and development work on our potential anti-cancer lead drug compounds. No employees were hired in the second quarter of 2008. We do not expect to hire employees during the next twelve months unless we raise substantial additional capital in the range of $5 million.

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

Liquidity and Capital Resources

    Since inception, we have financed our operations through the private placement of equity and debt securities, as well as loans from certain of our officers and directors. In February 2008 we sold 19,500 shares in a private placement for net proceeds of $5,850. As of June 30, 2008, we had $10,322 in cash as compared to $45,406 in cash at December 31, 2007. In June 2008 we sold 150,000 shares of common stock at $0.333 per share with net proceeds of $50,000. We do not have any available lines of credit.

    Net cash used in operating activities during the six months ended June 30, 2008 was $90,934 resulting in a net loss of $200,867, after taking into account significant non-cash charges for operating expenses during the six month period and other adjustments. We pay no rent to Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

As of June 30, 2008, our current liabilities exceeded our current assets by $521,273. We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	royalty income, if any, from licensed product sales by BioCheck, Inc.;

•	through future private placement financing.

As mentioned above, we may generate revenue from BioCheck from royalties on sales of licensed products or from minimum annual royalty payments under our license agreement. The sale of monoclonal antibodies to the Id proteins by BioCheck has begun to generate revenue, upon which we will receive royalty payments. As of December 31, 2007 we recognized royalty revenue and recorded a receivable of $50,000 based on the minimum annual royalty that BioCheck was obligated to pay us during the twelve months ending in the second quarter of 2008. We had agreed to an alternative arrangement with BioCheck by which it has met its minimum annual royalty payment obligation for the twelve months ending in the second quarter of 2008 by providing proprietary antibodies to contract research organizations at which we are undertaking ongoing research as well as to Dr. Robert Benezra’s lab at Memorial Sloan Kettering Cancer Center for research related to our intellectual property. Pursuant to an amendment to the Development and Marketing Agreement with BioCheck, BioCheck is no longer required to make annual minimum royalty payments in the amount of $50,000. This amendment also applies retroactively to the 2007 and 2008 annual minimum royalty payments as well. Therefore the Company charged $50,000 t bad debt expenses for revenue recognized previously under this agreement, We cannot at this time assure you that additional revenues will be generated in fiscal year 2008, if at all.

The current rate of our cash usage raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows. We believe that we have sufficient capital resources to finance our plan of operation into the fourth quarter of 2008. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We do not currently have sufficient capital resources to finance our plan of operation through the fourth quarter of 2008. We will need to raise additional capital during the third quarter of 2008 in order to fund our plan of operation through 2008. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations through the fourth quarter of 2008, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital through the fourth quarter of 2008 we may have to further curtail or cease operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required
Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to fundamental elements of an effective control environment described in the 2007 Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

    There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 1A.     Risk Factors

    There have been no material changes from the disclosure provided in Part 1, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In June 2008 we sold 150,000 shares of common stock at $0.333 per share with net proceeds of $50,000.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angiogenex, Inc.

August 14, 2008	By:	/s/ William Garland
William Garland
Chief Executive Officer & COO (Principal Executive Officer)

August 14, 2008	By:	/s/ Martin Murray
Martin Murray
Chief Financial Officer (Principal Financial and Accounting Officer)