Form 10-Q
period 2008-09-30
AngioGenex, Inc.
filed 2008-11-14
CIK 1085596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

On November 13, 2008, 21,252,906 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
CURRENT ASSETS
Cash	$4,178	$45,406
Prepaid expenses	9,883	6,122
Receivable	-	50,000
TOTAL CURRENT ASSETS	14,061	101,528

PROPERTY AND EQUIPMENT
Equipment, net of depreciation	725	1,190
TOTAL PROPERTY AND EQUIPMENT	725	1,190

TOTAL ASSETS	$14,786	$102,718

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$383,100	$273,442
Accrued expenses - related parties	177,454	148,793
Notes payable	11,000	11,000
Notes payable, related parties	35,000	35,000
Accrued interest	8,864	4,859
TOTAL CURRENT LIABILITIES	615,418	473,094

LONG-TERM LIABILITIES
Settlement payable	27,500	35,000
	27,500	35,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value;
21,252,906 and 21,053,406 shares issued and outstanding, respectively	21,253	21,053
Additional paid-in capital	2,836,325	2,770,675
Stock options, warrants, and beneficial conversion rights	982,242	912,379
Accumulated deficit during development stage	(4,467,952)	(4,109,483)
TOTAL STOCKHOLDERS' DEFICIT	(628,132)	(405,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,786	$102,718

See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					Period From
					March , 1999
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$50,000	$-	$50,000	$50,000

EXPENSES
Research and development	53,468	16,428	75,387	25,401	1,743,202
Consulting	-	-	-	-	109,666
Licenses and fees	-	-	-	-	155,000
Professional fees	96,976	50,168	185,867	201,954	1,562,739
General and administrative	4,647	11,927	89,539	30,162	362,410
TOTAL OPERATING EXPENSES	155,091	78,523	350,793	257,517	3,933,017

LOSS FROM OPERATIONS	(155,091)	(28,523)	(350,793)	(207,517)	(3,883,017)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	464,688
Interest income	-	-	21	-	7,257
Finance costs	(2,511)	(7,724)	(7,697)	(66,112)	(1,056,880)
TOTAL OTHER INCOME (EXPENSES)	(2,511)	(7,724)	(7,676)	(66,112)	(584,935)

LOSS BEFORE INCOME TAXES	(157,602)	(36,247)	(358,469)	(273,629)	(4,467,952)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(157,602)	$(36,247)	$(358,469)	$(273,629)	$(4,467,952)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	21,237,417	20,870,896	21,139,415	20,579,410

See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
			March, 1999
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358,469)	$(273,629)	$(4,467,952)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	465	465	7,124
Services paid by issuance of common stock	-	90,000	526,450
Services paid by issuance of common stock options	69,863	-	359,420
Amortization of warrants and beneficial conversion	-	54,429	948,929
Non cash financing & other charges	-	6,285	6,285
(Increase) decrease in prepaid expenses	(3,761)	(13,458)	(9,883)
(Increase) decrease in receivables	50,000	(50,000)	-
(Increase) decrease in prepaid offering costs	-	12,000	-
Increase (decrease) in accrued expenses and settlement payable	102,158	54,602	409,178
Increase (decrease) in accrued expenses, related party	28,661	16,822	178,876
Increase (decrease) in accrued interest	4,005	1,616	98,978
Net cash used in operating activities	(107,078)	(100,868)	(1,942,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(7,849)
Net cash used in investing activities	-	-	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	-	-	875,000
Payment of notes payable - related party	-	-	(25,000)
Payment of notes payable	-	-	(35,000)
Proceeds from notes payable	-	85,000	191,000
Issuance of stock for cash - net	65,850	19,690	948,622
Net cash provided by financing activities	65,850	104,690	1,954,622

Net increase (decrease) in cash	(41,228)	3,822	4,178

Cash, beginning of period	45,406	4,386	-

Cash, end of period	$4,178	$8,208	$4,178

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense		$ $-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$-	$90,000	$526,450
Services paid by issuance of stock options	$69,863	$-	$344,598
Offering costs paid by issuance of stock options	$-	$-	$14,822
Conversion of debt to equity	$-	$-	$960,000

See accompanying condensed notes to interim financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

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

The Company has been in the development stage since inception and as of September 30, 2008 has had minimal revenues from its planned operations.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in the Company’s Form 10 KSB filing. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

NOTE 3 – AGREEMENT WITH BIOCHECK, INC.

On December 15, 2003 the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products. The agreement was modified as of July 21, 2008. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received from BioCheck, Inc. As of September 30, 2008 no revenues were generated. Prior to its modification the agreement provided for certain minimum royalty to be paid to the Company. The provision for minimum royalty payments has been eliminated. Therefore the receivable of $50,000 that was recognized has been charged to bad debt as of June 30, 2008.

NOTE 4 – RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At September 30, 2008 and December 31, 2007 the Company owed the officer’s business $80,878 and $53,793, respectively, which is included in accrued expenses – related parties in the financial statements.

At September 30, 2008 the Company owed an officer $95,000 for unpaid salary pursuant to an agreement to pay $5,000 per month through September 30, 2006.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

For additional related party transactions, see Note 5.

NOTE 5 – NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At September 30, 2008 the Company had accrued interest of $4,537.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At September 30, 2008 the Company had accrued interest of $171.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008. At September 30, 2008, the Company had accrued interest of $1,703.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 19, 2009. At September 30, 2008 the Company had accrued interest of $519.

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

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

The Company's cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities.

NOTE 7 – CAPITAL STOCK

Common Stock

During the nine months ended September 30, 2008 the Company sold 199,500 shares of common stock for $65,850, net of expenses of $650.

NOTE 8 – STOCK OPTIONS

During 2001, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest upon grant through 5 years. At December 31, 2005, the Company has granted all options permitted under this plan.

On July 13, 2004, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 5,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest upon grant through 5 years. At September 30, 2008, the Company has granted 590,000 options under this plan.

In the nine months ended September 30, 2008, the Company granted 200,000 options to a consultant and 300,000 options to a director. In accordance with FAS No. 123R, in the nine months ended September 30, 2008, the Company recorded expense of $69,863 for vested portion of share-based compensation relating to the issuance of these stock options.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

Stock options activity under the plans is summarized as follows:

	Shares Under Options	Weighted Average Exercise Price

Options at December 31, 2007	2,090,000	$0.77
Options granted (2004Plan)	500,000	0.20
Options at September 30, 2008	2,590,000	$0.66

Options exercisable at September 30, 2008	2,590,000	$0.66

As of September 30, 2008 4,410,000 options are available for future grant.

A summary of the options outstanding and exercisable as of December 31, 2007 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life in Years

Options outstanding	2,590,000	$0.66	5.3
Options exercisable	2,590,000	$0.66	5.3

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2008 was $0.14.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

Following is a summary of the status of the Company's nonvested stock options as of September 30, 2008 and the changes during the nine months ended September 30, 2008:

		Weighted
	Number of	Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value

Nonvested at January 1, 2008	0	$0.00
Granted	500,000	$0.14
Vested	(500,000)	$0.14
Forfeited	0	$0.00

Nonvested at September 30, 2008	0	$0.00

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007

Expected life (years)	5 years
Risk-free interest rate	2.98%
Expected dividend yield	0%
Expected volatility	88%

NOTE 9 — COMMITMENTS AND CONTINGENCIES

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “ID-Knockout” mice, sued the Company in state of court in California claiming approximately $200,000 in unpaid invoices. AngioGenex removed the case to federal court. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court by November 15. At September 30, 2008 the Company has made $15,000 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $1,934.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the private placement of equity and debt securities, as well as loans from certain of our officers and directors. In February 2008 we sold 19,500 shares in a private placement for net proceeds of $5,850. In June 2008 we sold 150,000 shares of common stock at $0.333 per share with net proceeds of $50,000. In September 2008 we sold 30,000 shares of common stock at $0.333 per share with net proceeds of $10,000. We do not have any available lines of credit. As of September 30, 2008, we had $4,178 in cash as compared to $45,406 in cash at December 31, 2007.

Net cash used in operating activities during the nine months ended September 30, 2008 was $107,078 resulting in a net loss of $358,469, after taking into account significant non-cash charges for operating expenses during the nine month period and other adjustments. We pay no rent to Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

As of September 30, 2008, our current liabilities exceeded our current assets by $601,357. We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	royalty income, if any, from licensed product sales by BioCheck, Inc.;

•	through future private placement financing.

As mentioned above, we may generate revenue from BioCheck from royalties on sales of licensed products or from minimum annual royalty payments under our license agreement. The sale of monoclonal antibodies to the Id proteins by BioCheck has begun to generate revenue, upon which we will receive royalty payments. As of December 31, 2007 we recognized royalty revenue and recorded a receivable of $50,000 based on the minimum annual royalty that BioCheck was obligated to pay us during the twelve months ending in the second quarter of 2008. We had agreed to an alternative arrangement with BioCheck by which it has met its minimum annual royalty payment obligation for the twelve months ending in the second quarter of 2008 by providing proprietary antibodies to contract research organizations at which we are undertaking ongoing research as well as to Dr. Robert Benezra’s lab at Memorial Sloan Kettering Cancer Center for research related to our intellectual property. Pursuant to an amendment to the Development and Marketing Agreement with BioCheck, BioCheck is no longer required to make annual minimum royalty payments in the amount of $50,000. This amendment also applies retroactively to the 2007 and 2008 annual minimum royalty payments as well. Therefore the Company charged $50,000 to bad debt expenses for revenue recognized previously under this agreement. We cannot at this time assure you that additional revenues will be generated in fiscal year 2008, if at all.

The current rate of our cash usage raises substantial doubt about our ability to continue as a going concern, absent any new sources of significant cash flows. We believe that we have sufficient capital resources to finance our plan of operation into the first quarter of 2009. However, this is a forward-looking statement, and there may be changes that could consume available resources before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We do not currently have sufficient capital resources to finance our plan of operation through the first quarter of 2009. We will need to raise additional capital during the fourth quarter of 2008 in order to fund our plan of operation into 2009. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations through the first quarter of 2009, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital through the first quarter of 2009 we may have to further curtail or cease operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to fundamental elements of an effective control environment described in the 2007 Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2008 we sold 30,000 shares of common stock at $0.333 per share with net proceeds of $10,000.

Item 3.Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.Other Information

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

Angiogenex, Inc.

November 14, 2008	By:	/s/ William Garland

William Garland
Chief Executive Officer & COO
(Principal Executive Officer)

November 14, 2008	By:	/s/ Martin Murray

Martin Murray
Chief Financial Officer
(Principal Financial and Accounting Officer)