Form 10-K
period 2008-12-31
AngioGenex, Inc.
filed 2009-04-14
CIK 1085596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]  NO [X]

The issuer had no revenues for its fiscal year ended December 31, 2008.

Aggregate market value of the common equity held by non-affiliates of the issuer as of March 24, 2009 was $5,687,116.

Number of shares outstanding of the issuer’s common stock as of March 24, 2009: 21,302,906 shares.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “might,” “would,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans,” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Plan of Operation” sections of this report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Risk Factors” section above and “Management’s Discussion and Analysis or Plan of Operation” section below, and other sections of this report.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this report on Form 10-K and the section entitled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” included in this report on Form 10-K.

ITEM 1.  BUSINESS

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

AngioGenex, Inc. was incorporated in the State of Nevada on April 2, 1999.

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

AngioGenex is a development stage company and has incurred significant losses since inception. We had an accumulated deficit of approximately $4,510,246 as of December 31, 2008. These losses have resulted principally from costs incurred in connection with research and development activities, license fees, patent expenses and general and administrative expenses.

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

Id-Based Oncology Therapeutics .

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

We conducted research to identify other inhibitors with superior characteristics for development as anti-cancer drugs using a rational computational drug design approach , at a number of contract research organizations and collaborating laboratories. Cengent Therapeutics, Inc commenced a collaborative effort in June 2004. Part of this effort involved the screening, using an assay developed by AngioGenex, of both large and small libraries of small organic and naturally occurring molecules for their ability to inhibit the Id proteins. Rational drug design was employed using the most advanced research technology. For example, the crystal structure of Id1 has been identified and computational analysis was used to determine the site of binding of a known anti-Id drug with modest inhibitory activity. The initial findings have led to the selection of approximately 350 small molecules and 12 peptides that were acquired for further winnowing through additional screening with the objective of selecting one or more compounds for more advanced testing. Two compounds with the desired anti-Id property were identified and tested in established animal tumor models for their ability to block blood vessel formation and to inhibit tumor growth, designated AGX8 and AGX51. Based on these findings, screening results and other information that has been accrued, we identified a number of more potent anti-Id molecules, including AGX8 and AGX51, which were the subject of a recently filed patent application.  We conducted further pre-clinical research with these molecules at the Southern Research Institute, a contracting research organization the results of which demonstrated both the retardation of tumor formation and the prevention of metastasis.  We presented those results at a number of important scientific conferences.

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

We have spent approximately $146,000 on research and development within the last two fiscal years (2007 and 2008)

OUT-LICENSED TECHNOLOGY

BioCheck, Inc.: Id-based Products for Diagnosis/Prognosis of Cancer.

We licensed our intellectual property relating to Id related diagnostic, bio-analytical or prognostic products to BioCheck Inc. pursuant to a Development and Marketing Agreement entered into on December 15, 2003. AngioGenex licensed the rights to develop Id based prognostics and diagnostics to BioCheck in exchange for milestones, royalties and the right to use internally any developed technology (such as new assays or monoclonal antibodies). BioCheck, a subsidiary of OXIS International, Inc., is a leading producer of clinical diagnostic assays including high quality enzyme immunoassay research services and immunoassay kits for cardiac and tumor markers, infectious diseases, thyroid function, steroids, and fertility hormones designed to improve the accuracy, efficiency, and cost-effectiveness of in vitro (outside the body) diagnostic testing in clinical laboratories. BioCheck has a proven record in the field having created a number of successfully marketed diagnostic kits including EPT ™ (Early Pregnancy Test). BioCheck focuses primarily on the immunoassay segment of the clinical diagnostics market. BioCheck offers over 40 clinical diagnostic assays manufactured in its 15,000 square foot, U.S. Food and Drug Administration, or FDA, certified Good Manufacturing Practices device-manufacturing facility in Foster City, California.

License Agreement with BioCheck

We licensed our intellectual property relating to Id related diagnostic, bio-analytical or prognostic products to BioCheck Inc. pursuant to a Development and Marketing Agreement entered into on December 15, 2003. AngioGenex has licensed the rights to develop Id based prognostics and diagnostics to BioCheck in exchange for milestones, royalties and the right to use internally, any developed technology (such as new assays or monoclonal antibodies). BioCheck,  is a leading producer of clinical diagnostic assays. BioCheck, in collaboration with AngioGenex. has been investigating the Id technology for its potential for the diagnosis and prognosis of various types of cancers. .

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

COMPETITION

We believe that there is no other company developing an Id-based therapeutic, diagnostic or prognostic product. However, there are a large number of competitors developing cancer therapeutics based on an anti-angiogenic approach. There are also, a significant number of companies developing therapeutics and diagnostics based on other technologies. The table below presents our competitors' principal anti-angiogenic drug and biologic candidates currently in clinical trials. The table is representative and not all-inclusive, and reflects information publicly available in 2008.

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

PTK787 ZK222584	Schering AG	Inhibits VEGF receptor tyrosine kinases	Phase III for colorectal

BMS-275291	Bristol Meyers Squibb Co.	MMP inhibitor	Phase III combination with Paclitaxel and Carboplatin for for NSCL

Cilengitide (EMD121974)	Merck KGaA	Integrin inhibitor	Phase I for solid tumors or lymphoma

Panzem	EntreMed, Inc.	Steroid (2- Methoxy estradiol)	Phase II for various solid tumors

LY317615	Eli Lilly & Co.	Protein kinase C Inhibitor	Phase II for gliomas & lymphomas

IL-12 + IL-2	NCI, Chiron, Wyeth	Multiple mechanisms	Phase I for lymphoma, Phase I for neuroblastoma

IL-12	Wyeth, NCI	Multiple Mechanisms	Phase II for lymphoma, Phase II for ovarian, Phase I for kidney, Phase I for solid tumors

Fragmin	Pfizer, Inc.	Blocks matrix	Phase II/III for pancreatic breakdown

Suramin	Pfizer, Inc.	Blocks matrix	Kidney Phase I/II, breast cancer Phase I/II Phase I for bladder breakdown

VEGF-Trap AVE0005	Sanofi-Aventis	Blocks VEGF	Phase I for solid tumors,

	Regeneron Pharmaceuticals Inc.		Phase I for non-Hodgkin's lymphoma

Vitaxin	Medimmune, Inc. inhibits key integrin	Antibody that	Phase II for melanoma and prostate cancer

ZD6474	AstraZeneca Plc	Blocks VEGF and EGF receptors	Phase III for myeloma, SCLC and NSCLC, Phase II for solid tumors

PI-88	Progen Industries Ltd.	Mechanism not established	Phase II for myeloma, liver and lung cancer

IMC-1121b	Imclone	Inhibition of VEGFR-2	Phase I for solid tumors

CDP791	Imclone	Inhibition of VEGFR-2	Phase II for solid tumors

Most of the drugs in the above table are directed at biochemicals that are growth factors such as VEGF, fibroblast growth factor, and others, or important remodeling chemicals such as integrins, matrix metallo-proteinase inhibitors, and others.

Various efforts are being made to deliver the growth factors noted above using gene therapy approaches.

GOVERNMENT REGULATION

The Food and Drug Administration or “FDA” and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of AngioGenex’ lead product and any other products we may develop, acquire, or in-license).

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before AngioGenex’ initial products may be marketed in the U.S. generally involves the following:

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

The results of product development, pre-clinical studies, and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA reviews each NDA submitted and may request additional information, rather than accepting the NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA. The FDA has substantial discretion in the approval process and may disagree with AngioGenex' interpretation of the data submitted in the NDA.

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

Employees

AngioGenex, Inc. has no current employees. Employee-like services are provided by William Garland, Chief Executive Officer and Chief Operating Officer, Richard Salvador, President, and by Michael Strage, Vice President of Business Development.. Both of these individuals devote over 30 hours a week to AngioGenex, Inc.  Martin Murray, CFO is not paid for his CFO services rendered to AngioGenex, but his firm Murray and Josephson, CPAs LLC , is paid for doing the accounting and tax work. All three individuals have additional responsibilities outside of AngioGenex, Inc. It is anticipated that all three of these individuals will become full-time employees for AngioGenex, Inc. when sufficient capital resources are available.

ITEM 1A.  RISK FACTORS

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

AngioGenex is a development stage company that has generated no revenues and a loss of $4,510,246 from March 31, 1999 (inception) to December 31, 2008. Management expects to incur significant operating losses for the foreseeable future. AngioGenex may not be able to validate and market products in the future that will generate significant revenues. In addition, any revenues that AngioGenex may generate may be insufficient for AngioGenex to become profitable. In particular, there are no assurances that AngioGenex can:

•	raise sufficient capital in the public and/or private markets;
•	obtain the regulatory approvals necessary to commence selling its therapeutic drugs or diagnostic products in the U.S., Europe or elsewhere;
•	develop and manufacture drugs in a manner that enables AngioGenex to be profitable and meets regulatory, strategic partner and customer requirements;
•	develop and maintain relationships with key vendors and strategic partners that will be necessary to optimize the market value of the drugs AngioGenex plans to develop
•	respond effectively to competitive pressures; or
•	recruit and build a management team to accomplish AngioGenex' business plan.

If AngioGenex is unable to accomplish these goals, its business is unlikely to succeed.

AngioGenex has a limited product and technology portfolio at the current time.

AngioGenex does not have any products in clinical trials. Although its products might ultimately show effectiveness against multiple disease states, AngioGenex has validated its technology only in animal models.

There can be no assurance that any of AngioGenex' other product ideas will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

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

The development, production and marketing of AngioGenex' potential products are subject to extensive regulation by government authorities in the United States and most other developed countries. The process of obtaining approval from the Food and Drug Administration (FDA) in the United States requires conducting extensive pre-clinical and clinical testing.

AngioGenex has limited experience in, and limited resources available for, regulatory activities. Failure to comply with applicable regulations can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

Any of the following events can occur and, if any did occur, any one could have a material adverse effect on AngioGenex' business, financial conditions and results of operations:

•	difficulty in securing centers to conduct trials;
•	difficulty in enrolling patients in conformity with required protocols or projected timelines;
•	unexpected adverse reactions by patients or a temporary suspension or complete ban on trials of AngioGenex' products due to adverse side effects;
•

clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of AngioGenex' lead product, other products in development, or any other products AngioGenex may acquire or in-license;

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

•	once granted, approval can be withdrawn, or limited, if previously unknown problems arise with AngioGenex’ human-use product or data arising from its use.

These and other factors could delay marketing approval from the FDA or cause AngioGenex to fail to receive any approval from the FDA or other governmental authorities. Trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time- consuming, and we do not know whether planned clinical trials will begin on time or whether AngioGenex will complete any of its clinical trials on schedule or all. Significant delays may adversely affect AngioGenex' financial results and the commercial prospects for potential products or any other products AngioGenex may acquire or in-license, and delay the ability to become profitable. Product development costs and collaborators will increase if AngioGenex has delays in testing or approvals or if AngioGenex needs to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause AngioGenex to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	changes to applicable regulatory requirements;
•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness in the clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment;
•	inability or unwillingness of medical investigators to follow AngioGenex' clinical protocols;
•	inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and
•

suspension or termination of clinical trials for various reasons, including noncompliance with regulatory requirements or changes in the clinical care protocols and standards of care within the institutions in which AngioGenex' trials take place.

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

Even if AngioGenex' clinical trials are completed as planned, their results may not support the product-candidate claims, or the FDA or government authorities may not agree with the conclusions regarding such results. Success in preclinical testing and early clinical trials does not ensure that will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre- clinical testing. The clinical trial process may fail to demonstrate that product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, AngioGenex' clinical trials will delay the filing of the NDAs with the FDA and, ultimately, AngioGenex' ability to commercialize its product candidates and generate product revenues.

Delays in patient enrollment for clinical trials could increase costs and delay regulatory approvals.

The rate of completion of AngioGenex' clinical trials will depend on the rate of patient enrollment. There may be substantial competition to enroll patients in clinical trials for AngioGenex' product and any other products AngioGenex may develop or in-license. This competition has delayed the clinical trials of other biotechnology and drug development companies in the past. In addition, recent improvements in existing drug therapy may make it more difficult for us to enroll patients in the clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in patient enrollment can result in increased development costs and delays in regulatory approvals.

AngioGenex' lead product candidate requires several additional processes before it is ready for an initial IND filing with the FDA; we may not successfully perform such processes, or the results from such processes may not support the filing of an IND.

The industry is highly competitive, so, even if AngioGenex' products ultimately get approved by the FDA, the success depends on management's ability to sustain competitive advantages.

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Other larger and well funded companies have developed and are developing drugs that, if not similar in type to AngioGenex' drugs, are designed to address the same patient or subject population. Therefore, AngioGenex' lead product, other products in development, or any other products AngioGenex may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor's product is better than AngioGenex', for whatever reason, then AngioGenex could make less money from sales, if Angiogenex is able to generate sales at all.

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

•

Some competitors may have a better patent position protecting their technology than AngioGenex has or will have to protect its technology. If AngioGenex cannot use AngioGenex’ proprietary rights to prevent others from copying AngioGenex’ technology or developing similar technology, then AngioGenex’ competitive position will be harmed.

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

AngioGenex was incorporated in 1999 and has only a limited operating history from which to evaluate its business. We have generated only $464,688 in other income and we have not received FDA approval for marketing any of its product candidates. Failure to obtain FDA approval for its products would have a material adverse effect on our ability to continue operating. Accordingly, these prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have an adverse effect on the business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of the markets in which we compete, the historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are affected based on our expectations concerning future revenues. However, our ability to generate any revenues beyond grants depends largely on receiving marketing approval from the FDA. Moreover, if FDA approval is obtained, the size of any future revenues depends on the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust its operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for its products could have an immediate and material adverse effect on the business, results of operations, and financial condition.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and no one should rely on the past results as any indication of our future performance. Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the SBIR grants may not continue at the current levels. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact business prospects and make it more difficult to raise additional equity capital at an acceptable price per share. Each of the risk factors listed in this "Risk Factors" section may affect our operating results.

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

Our future success depends in a large part upon the continued service of key members of its senior management team. In particular, Chairman Richard Salvador, CEO William Garland, Ph.D., and COO and Vice President of R&D, are critical to our overall management as well as the development of the technology, the culture and the strategic direction for our company. All of the executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. Any loss of management or key personnel could materially harm the business.

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

Our future profitability is uncertain.

We cannot predict our ability to increase our revenues or achieve profitability. We may be required to increase our research and development expenses in order to develop potential new products. As evidenced by the substantial net losses during and 2008 and 2007, losses and expenses may increase and fluctuate from quarter to quarter. There can be no assurance that we will ever achieve profitable operations.

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

Events outside of management's control could jeopardize our ability to protect its intellectual property rights. For example, effective intellectual property protection may not be available in every country in which the products and services are distributed. In addition, the efforts management has taken to protect its intellectual property rights may not be sufficient or effective. Any significant impairment of its intellectual property rights could harm its business or its ability to compete. Protecting our intellectual property rights is costly and time consuming, and the unauthorized use of our intellectual property could cause these costs to rise significantly and materially affect the operating results.

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

Because we operate in the highly technical field of drug discovery and development, we rely in part on trade secret protection in order to protect the proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party during the course of the party's relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is traded on the OTCBB, our stock price is highly volatile, and you may not be able to sell your shares of our common stock at a price greater than or equal to the price you paid for such shares.

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between bid and ask quotations. The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during 2008, our common stock traded as low as $0.05 per share and as high as $0.65 per share. This may impact an investor’s decision to buy or sell our common stock. As of December 31, 2008 there were approximately 217 holders of our common stock. Factors affecting our stock price include:

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

ITEM 2.  DESCRIPTION OF PROPERTY

AngioGenex does not presently own or lease any real property. Our executive and administrative offices are located in New York at 425 Madison Avenue Suite 902, New York, New York 10017, in space provided to the company by our Chief Financial Officer. AngioGenex maintains no laboratories of its own. Our research and development programs including drug screening, animal breeding are performed at contract research organizations and academic facilities pursuant to contract.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which AngioGenex is a party or of which any of its property is subject.

To our knowledge, no director, officer or affiliate of ours and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on December 29, 2008.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.

Proposal #1 : The election William Garland, Martin Murray, Richard Salvador and Michael Stage to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
William Garland	14,448,005	0
Martin Murray	14,448,005	0
Richard Salvador	14,448,005	0
Michael Strage	14,448,005	0

       Proposal #2 : Ratification of the appointment of Williams & Webster, P.S. as our independent auditors for the year ending December 31, 2008:

Total Votes For	Total Votes Against	Abstained
14,448,005	0

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2007	Second Quarter	$0.54	$0.31
	Third Quarter	$0.85	$0.51
	Fourth Quarter	$0.85	$0.65

Fiscal Year 2008	Second Quarter	$0.44	$0.40
	Third Quarter	$0.40	$0.20
	Fourth Quarter	$0.20	$0.15

Stockholders

As of December 31, 2008, we had approximately 21,302,906 shares of common stock issued and outstanding which were held by approximately 217 stockholders of record, which total does not include stockholders who hold their shares in street name. The transfer agent for our common stock is Nevada Agency and Trust Company.

DIVIDEND POLICY

Our board of directors determines any payment of dividends. We utilize our assets to develop our business and, consequently, we have never paid a dividend and do not expect to pay dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations.

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

In March 2007, we began a private placement of up to 5 million units for $1.00 per unit, with each unit consisting of two shares and one warrant to purchase a share of common stock for $1.00 per share. In 2007 we sold 39,000 units (78,000 shares and 39,000 warrants) at $0.50 per share and 8,000 units (16,000 shares and 8,000 warrants) at $0.65 per share for an aggregate amount of $34,690, net of expenses of $14,710. The issuance of shares and warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

In February 2008, we sold 19,500 shares to an unrelated third party for gross proceeds of $6,500. In June 2008 we sold 150,000 shares of common stock at $0.333 per share with net proceeds of $50,000. In September 2008 we sold 30,000 shares of common stock at $0.333 per share with net proceeds of $10,000. These private placements were exempt from registration pursuant to Section 4(2) of the Securities Act. In October 2008, 50,000 shares were issued in exchange for reduction of note payable from related party of $12,500.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES F-1 THROUGH F-27 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT. THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS

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

Company Overview

AngioGenex is an early stage biotechnology company focused on the discovery and development of compounds useful for the diagnosis and treatment of cancer. Our proprietary technology is based on the research work of Dr. Robert Benezra and his colleagues at Memorial Sloan Kettering Cancer Center, who established the role of the Id (inhibition of differentiation) genes and corresponding Id proteins in the formation of new blood vessels (angiogenesis) required for tumor growth and metastasis. This intellectual property includes the exclusive worldwide rights to certain patent pending Id based anti-angiogenesis anti-cancer biotechnology that we acquired in 2000 from the Sloan Kettering Institute for Cancer Research and subsequently from sponsored research. In addition, our intellectual property includes molecules that were generated as a result of in-house screening and out-sourced contract research concerning organic molecules that appear to inhibit the Id related process responsible for the formation of new blood vessels and consequent tumor growth, as well as other “know-how” and trade secrets which resulted from other out-sourced research.

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

AngioGenex has out-licensed its rights to develop Id-based prognostics and diagnostics to BioCheck, Inc., a leading producer of clinical diagnostic assays. In June 2004 AngioGenex signed a Development and Marketing Agreement with BioCheck under which AngioGenex assigned BioCheck the exclusive rights to develop and market cancer prognostic and diagnostics in return for certain limited royalties and milestone payments. Pursuant to this sub-license BioCheck has been developing monoclonal antibodies for all four Id proteins (Id1, Id2, Id3, and Id4) for use in standard enzyme linked immunoassay or ELISA type assay tests and for kits for the detection of the proteins in tumors and other tissues.

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

Product Research and Development Plans

For the year ended December 31, 2008 we incurred $80,787 on research and development costs as compared to $64,834 for the year ended December 31, 2007. The increase was due to cost of experiments and availability of working capital.

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

We intend to contract out substantially all of the research and development work on our potential anti-cancer lead drug compounds. No employees were hired in 2008. We do not expect to hire employees during the next twelve months unless we raise substantial additional capital in the range of $5 million.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the private placement of equity and debt securities, as well as loans from certain of our officers and directors. During the period ended December 31, 2008, we sold 199,500 shares  at $0.33 per share for an aggregate amount of $65,850, net of expenses of $650  During the fourth quarter of 2008 we issued 50,000 shares in exchange for a $12,500 reduction of note payable to related party. We received $28,500 from issuance of notes payable from related parties.

As of December 31, 2008, we had $3,493 in cash and cash equivalents as compared to $45,406 as of December 31, 2007. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders and officers.

Net cash used in operating activities during the fiscal year ended December 31, 2008 was $136,263 resulting in a net loss of $400,763, after taking into account significant non-cash charges for operating expenses during the year and other adjustments. We pay no rent to Murray and Josephson CPAs LLC, whose principal is Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

Net cash from financing activities for the fiscal year ended December 31, 2008 was $94,350.

We are pursuing potential equity financing that may generate additional capital for us. We may need to raise additional capital or generate additional revenue to complete our development. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the twelve month period ending December 31, 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

As of December 31, 2008, our current liabilities exceeded our current assets by $604,996. We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

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

We do not currently have sufficient capital resources to finance our plan of operation through the second quarter of 2009. We will need to raise additional capital prior to the third quarter of 2009 in order to fund our plan of operation through 2009. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations through 2009, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital prior to the third quarter 2009 we may have to further curtail or cease operations.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the financial statements included in our Form 10-K. Our critical accounting policies are:

Revenue recognition : Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

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

Lawsuit

In July 2006, Comparative BioSciences Inc. (“CompBio”), a company that we had previously hired to breed and house a colony of its proprietary “Id-Knockout” mice, sued us in state court in California claiming approximately $200,000 in unpaid invoices. We removed the case from state court to federal court and responded to CompBio’s claims by pointing to over charges from a) keeping a colony of mice much larger than we specifically requested, b) continuing to breed and house the mice for several years after we had demanded that CompBio cease performing any work or incurring any charges. Our response also included counter-claims for CompBio’s breach of contract, as well as a number of business torts arising out of their refusal to return the proprietary mice to us so that we could perform important anti-cancer experiments as part of our drug development program and business plan. At a hearing on December 22, 2006, the judge granted our request for injunctive relief in the form of the return of our proprietary experimental mice. However the judge ruled that CompBio would only be required to return our proprietary Id-knockout mice if we first posted a bond for $200,000, which we have not posted to date. On November 6, the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to us, and we agreed to pay the CompBio $55,000 in installments over a 5-year period. We have made $17,500 payments to CompBio pursuant to the settlement agreement.  The outstanding balance as of December 31, 2008 is $39,906, including accrued interest.. The stipulated judgment and settlement agreement was filed with the court on November 15, 2007  The Company has not made the required payment for the fourth quarter of 2008, and is in default of this settlement agreement. Under the terms of the agreement upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio.

ITEM 8.  FINANCIAL STATEMENTS

ANGIOGENEX, INC. INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	35
Balance Sheets for December 31, 2007 and December 31, 2008	36
Statements of Operations for twelve months ended December 31, 2008	37
Statement of Stockholder’s Equity as of December 31, 2008	38-40
Statements of Cash Flows for twelve months ended December 31, 2008	41-42
Notes to Financial Statements for period ended December 31, 2008	43-53

AngioGenex, Inc.

New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of AngioGenex, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from March 31, 1999 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AngioGenex, Inc. as of December 31, 2008 and 2007 and the results of its operations, stockholders equity and its cash flows for the years then ended and for the period from March 31, 1999 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 9, 2009

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
	December 31,	December 31,
ASSETS	2008	2007
CURRENT ASSETS
Cash	$3,493	$45,406
Prepaid expenses	8,928	6,122
Receivable	-	50,000
TOTAL CURRENT ASSETS	12,421	101,528
PROPERTY AND EQUIPMENT
Equipment, net of depreciation of $7,280 and $6,659, respectively	569	1,190
TOTAL PROPERTY AND EQUIPMENT	569	1,190
TOTAL ASSETS	$12,990	$102,718
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$353,546	$273,442
Accrued expenses - related parties	218,837	148,793
Notes payable	11,000	11,000
Notes payable, related parties	22,500	35,000
Accrued interest	9,958	4,859
Other liabilities	1,576	-
TOTAL CURRENT LIABILITIES	617,417	473,094
LONG-TERM LIABILITIES
Notes payable, related parties	28,500	-
Settlement payable	25,000	35,000
	53,500	35,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value;
21,302,906 and 21,053,406 shares issued and outstanding, respectively	21,303	21,053
Additional paid-in capital	2,848,775	2,770,675
Stock options, warrants, and beneficial conversion rights	982,241	912,379
Accumulated deficit during development stage	(4,510,246)	(4,109,483)
TOTAL STOCKHOLDERS' DEFICIT	(657,927)	(405,376)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,990	$102,718
	-	-

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
			March , 1999
	Year Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$50,000	$50,000

EXPENSES
Research and development	80,787	64,834	1,748,602
Consulting	-	-	109,666
Licenses and fees	-	-	155,000
Professional fees	220,839	228,260	1,597,711
General and administrative	89,142	52,836	362,013
TOTAL OPERATING EXPENSES	390,768	345,930	3,972,992

LOSS FROM OPERATIONS	(390,768)	(295,930)	(3,922,992)
			(3,922,992)
OTHER INCOME (EXPENSES)
Other income	-	-	464,688
Interest income	21	-	7,257
Finance costs	(10,016)	(68,475)	(1,059,199)
TOTAL OTHER INCOME (EXPENSES)	(9,995)	(68,475)	(587,254)

LOSS BEFORE INCOME TAXES	(400,763)	(364,405)	(4,510,246)

INCOME TAXES	-	-	-

NET LOSS	$(400,763)	$(364,405)	$(4,510,246)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	21,180,375	20,673,474

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
					Deficit
	Common Stock			Stock options /	Accumulated
				Warrants /	During	Total
	Number		Additional	Beneficial	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	conversion	Stage	Equity (Deficit)

Issuance of founders' common stock at $0.01 per share	8,100,000	$8,100	$900	$-	$-	$9,000

Issuance of common stock at $0.17 per share	729,000	729	120,271	-	-	121,000

Net Loss for the year ended March 31, 2000	-	-	-	-	(104,357)	(104,357)

Balance, March 31, 2000	8,829,000	8,829	121,171	-	(104,357)	25,643

Issuance of common stock at $0.17 per share	171,000	171	28,829	-	-	29,000

Issuance of common stock and warrants (net of cash and
non cash expenses of $146,000) at $12,500 per unit	144,000	144	347,856	-	-	348,000

Stock options vested	-	-	-	22,845	-	22,845

Net loss for the year ended March 31, 2001	-	-	-	-	(181,811)	(181,811)

Balance March 31, 2001	9,144,000	9,144	497,856	22,845	(286,168)	243,677

Issuance of common stock and warrants (net of cash and
non cash expenses of $118,000) at $12,500 per unit	62,000	62	75,149	-	-	75,211

Stock options vested	-	-	-	82,875	-	82,875

Net loss for the year ended March 31, 2002	-	-	-	-	(482,903)	(482,903)

Balance March 31, 2002	9,206,000	9,206	573,005	105,720	(769,071)	(81,140)

Issuance of common stock for services at $0.25 per share	510,000	510	124,490	-	-	125,000

Issuance of common stock at $0.25 per share (net of
cash and non cash expenses of $14,989)	216,000	216	38,795	-	-	39,011

Stock options vested	-	-	-	74,280	-	74,280

Net loss for the year ended March 31, 2003	-	-	-	-	(469,897)	(469,897)

Balance, March 31, 2003	9,932,000	9,932	736,290	180,000	(1,238,968)	(312,746)

Issuance of common stock for services at $0.25 per share	1,255,000	1,255	312,495	-	-	313,750

Private placement costs from prior year offering	-	-	(2,300)	-	-	(2,300)

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
					Deficit
	Common Stock			Stock options /	Accumulated
				Warrants /	During	Total
	Number		Additional	Beneficial	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	conversion	Stage	Equity (Deficit)
Stock options vested	-	-	-	35,653	-	35,653

Issuance of warrants attached to convertible bridge loan	-	-	-	586,551	-	586,551

Beneficial conversion rights of convertible bridge loan	-	-	-	288,449	-	288,449

Net loss for the year ended March 31, 2004	-	-	-	-	(356,061)	(356,061)

Balance, March 31, 2004	11,187,000	11,187	1,046,485	1,090,653	(1,595,029)	553,296

Stock options vested	-	-	-	21,614	-	21,614

Net loss for the year ended March 31, 2005	-	-	-	-	(1,396,914)	(1,396,914)

Balance, March 31, 2005	11,187,000	11,187	1,046,485	1,112,267	(2,991,943)	(822,004)

Stock options granted for prepaid offering costs	-	-	-	14,822	-	14,822

Stock options vested	-	-	-	36,954	-	36,954

Common stock issued in recapitalization and
reverse merger	1,500,000	1,500	(1,500)	-	-	-

Net loss for the nine months ended December 31, 2005	-	-	-	-	(409,997)	(409,997)

Balance, December 31, 2005	12,687,000	$12,687	$1,044,985	$1,164,043	$(3,401,940)	$(1,180,225)

Issuance of common stock at $0.25 per share	310,000	310	77,190	-	-	77,500

Issuance of common stock at $0.33 per share	300,000	300	80,200	19,500	-	100,000

Stock options vested	-	-	-	514	-	514

Shares issued in connection to conversion of notes payable	7,050,285	7050	1,246,513	(288,449)	-	965,114

Net loss for the year ended December 31, 2006					(343,138)	(343,138)

Balance, December 31, 2006	20,347,285	20,347	2,448,888	895,608	(3,745,078)	(380,235)

Issuance of common stock at $0.50 per share	78,000	78	17,266	13,086	-	30,430

Issuance of common stock for services at $0.45 per share	200,000	200	89,800	-	-	90,000

Shares issued in connection to conversion of notes payable	242,859	243	145,471	-	-	145,714

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
					Deficit
	Common Stock			Stock options /	Accumulated
				Warrants /	During	Total
	Number		Additional	Beneficial	Development	Stockholders'
	of Shares	Amount	Paid-in Capital	conversion	Stage	Equity (Deficit)

Issuance of common stock at $0.65 per share	16,000	16	3,059	3,685	-	6,760

Issuance of common stock at $0.50 per share	169,262	169	84,191	-		84,360

Amortized private placement costs	-	-	(18,000)	-	-	(18,000)

Net loss for the year ended December 31, 2007	-	-	-	-	(364,405)	(364,405)

Balance, December 31, 2007	21,053,406	$21,053	$2,770,675	$912,379	$(4,109,483)	$(405,376)

Issuance of common stock at $0.33 per share	199,500	200	65,650	-	-	65,850

Shares issued in connection to conversion of note payable	50,000	50	12,450	-	-	12,500

Stock options vested	-	-	-	69,862	-	69,862

Net loss for the year ended December 31, 2008	-	-	-	-	0	-

Balance, December 31, 2008	21,302,906	$21,303	$2,848,775	$982,241	$(4,109,483)	$(257,164)

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
			March, 1999
	Year Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(400,763)	$(364,405)	$(4,510,246)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	621	620	7,280
Services paid by issuance of common stock	-	90,000	526,450
Services paid by issuance of common stock options	69,862	-	359,419
Amortization of warrants and beneficial conversion	-	54,429	948,929
Non cash financing and other charges	-	6,285	6,285
(Increase) decrease in prepaid expenses	(2,806)	(5,383)	(8,928)
(Increase) decrease in prepaid offering costs	-	15,000	-
(Increase) decrease in receivables	50,000	(50,000)	-
Increase (decrease) in accrued expenses	80,104	37,607	352,124
Increase (decrease) in accrued expenses, related party	70,044	21,087	220,259
Increase (decrease) in accrued interest	5,099	2,230	100,072
Increase (decrease) in other liabilities	1,576	-	1,576
Increase (decrease) in settlement payable	(10,000)	35,000	25,000
Net cash used in operating activities	(136,263)	(157,530)	(1,971,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(7,849)
Net cash used in investing activities	-	-	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	-	-	875,000
Payment of notes payable - related party	-	-	(25,000)
Payment of notes payable	-	-	(35,000)
Proceeds from notes payable	28,500	95,000	219,500
Issuance of stock for cash - net	65,850	103,550	948,622
Net cash provided by financing activities	94,350	198,550	1,983,122

Net increase (decrease) in cash	(41,913)	41,020	3,493

Cash, beginning of period	45,406	4,386	-

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS CONTINUED
				March, 1999
	Year Ended			(Inception) to
	December 31,			December 31,
	2008		2007	2008

Cash, end of period		$3,493	$45,406	$3,493

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$		$-	$-
Income taxes		$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock		$-	$90,000	$526,450
Services paid by issuance of stock options		$69,862	$-	$344,597
Offering costs paid by issuance of stock options		$-	$-	$14,822
Conversion of debt to equity		$12,500	$85,000	$972,500

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company has been in the development stage since inception and as of December 31, 2008 has had $50,000 of revenues from its planned operations.  At time of the merger, the Company’s year-end changed from March 31 to December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Loss Per Share

Statement of Financial Accounting Standards No.128, “Earnings Per Share” (hereinafter “SFAS No. 128”), requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. As all potential common shares are anti-dilutive, the effects of options and warrants (totaling approximately 6,800,000 additional shares) are not included in the calculation of diluted loss per share.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2008 and 2007 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Equipment

Equipment is carried at cost less an allowance for depreciation.  Depreciation is recorded using the straight- line method over an estimated useful life of five years.  Depreciation expense for the year ended December 31, 2008 and 2007 was $621 and $620, respectively.

Fair Value Measurement

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and 2007.

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

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The Company anticipates that its principal source of funds for the next year will be the issuance for cash of additional equity instruments.  The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  The Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000 for administrative costs.

Research, Development and Patent

Research and development costs, including certain costs related to patent applications, are charged to operations as incurred.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

At December 31, 2008, the Company had net deferred tax assets (calculated at an expected rate of 40%, to include local, state and federal taxes) of approximately $1,872,000 principally arising from net operating loss carryforwards for income tax purposes and other accumulated temporary differences.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2008.  The significant components of the income tax and deferred tax asset at December 31, 2008 and 2007 were as follows:

		December 31, 2008		December 31, 2007
Operating Loss		$401,000		$364,000

Permanent Differences:
Nondeductible meals and entertainment		1,000		1,000
Temporary Differences:
Stock options issued under a non-qualified plan:		70,000		-
Financing costs		-		61,000
Deferred research and development costs:		18,000		9,000
Operating loss after permanent and temporary differences	$		$
		312,000		293,000

Accumulated Net Operating Loss Carryforward		$2,229,000		$1,917,000
Other accumulated temporary differences		2,237,000		2,149,000
Accumulated net operating loss carryforward after all temporary and permanent differences	$		$
		4,466,000		4,066,000
Research and development tax credit		$86,000		$85,000

Deferred tax asset		$1,872,000		$1,711,000
Deferred tax asset valuation allowance		(1,872,000)		(1,711,000)
Net deferred tax asset		$-		$-

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

At December 31, 2008 the Company has estimated net operating loss carryforward and deferred charges of approximately $4,466,000 which expire in the years 2018 through 2028. The Company also recognized a research and development tax credit that is included in the above calculation of deferred tax assets. The change in valuation allowance for the year ended December 31, 2008 was $161,000.

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

Recent Accounting Pronouncements

FAS 163 “Accounting for Financial Guarantee Insurance Contracts” is effective January 1, 2009 except for disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The effect of adoption of FAS 163 on the Company’s financial position and results of operations is not expected to be material.

FAS 162 “The Hierarchy of Generally Accepted Accounting Principles” is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The effect of adoption of FAS 162 on the Company’s financial position and results of operations is not expected to be material.

FAS 161 “Disclosures about Derivative Instruments and Hedging Activities”, which is effective January 1, 2009 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. The adoption of FAS 161 will not affect the Company’s financial position or results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Net Loss Per Share

In June of 1999 the Company adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share.” Basic earnings (net loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of the common stock equivalents would be antidilutive.

NOTE 3 – AGREEMENT WITH SLOAN-KETTERING INSTITUTE FOR CANCER RESEARCH (“SKICR”)

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

At December 31, 2008, the Company has no products for sale that would fall under the licensing agreement, and no fees, aside from the original license fee, has been paid or accrued.

NOTE 4 – AGREEMENT WITH BIOCHECK, INC.

On December 15, 2003, the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products.  The agreement was modified as of July 21,2008. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received by BioCheck, Inc. As of December 31, 2008 no revenues were generated. Prior to its modification the agreement provided certain minimum annual royalty to be paid to the Company. The provision for minimum royalty payments has been eliminated. Therefore the receivable of $50,000 that was recognized was charged to bad debt as in 2008.

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes.  The Company pays no rent for this space.  This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed.

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

At December 31, 2008 and 2007 the Company owed the officer’s business $100,842 and $53,793, respectively, which is included in accrued expenses – related parties in the financial statements.

At December 31, 2008 the Company owed an officer $95,000 for unpaid salary pursuant to an agreement to pay $5,000 per month through September 30, 2006.  See Note 11.

For additional related party transactions, see Notes 6 and 11.

NOTE 6 – NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer, $12,500 of which was repaid during 2008. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At December 31, 2008 the principal balance and accrued interest of $4,537 were unpaid.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008.  At December 31, 2008 the principal balance and accrued interest of $186 were unpaid.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008.  At December 31, 2008, the principal balance and accrued interest of $1,854 were unpaid.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 19, 2009.  At December 31, 2008 the Company had accrued interest of $671.

On October16, 2008, the Company obtained an unsecured loan in the amount of $16,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at October 16, 2011. At December 31, 2008, the Company had accrued interest of $203.

On October 28, 2008, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at October 28, 2011.  At December 31, 2008, the Company had accrued interest of $53.

On November 3, 2008, the Company obtained an unsecured loan in the amount of $4,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 3, 2011.  At December 31, 2008, the Company had accrued interest of $32.

On December 1, 2008, the Company obtained an unsecured loan in the amount of $3,500 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2011.  At December 31, 2008, the Company had accrued interest of $17.

NOTE 7 – CONVERTIBLE DEBT AND BENEFICIAL CONVERSION

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

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company calculated the value of the warrants and the beneficial conversion feature of the note and recorded the value as a finance cost. The beneficial conversion expense was valued and recorded at $54,429.

NOTE 8 – ACQUISITION OF ECLIC, INC.

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

NOTE 9 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 70,000,000 shares of $0.001 par value common stock.

During the year ended December 31, 2008 the Company sold 199,500 shares of common stock for $65,850, net of expenses of $650. Also the Company issued 50,000 shares of common stock in exchange for reduction note payable from a related party of $12,500.

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

The assumptions used to value these warrants were: risk-free rate of 4.5%; no dividends to be paid; expected life of warrants is 5 years; and volatility of 100%. The value ascribed to the warrants attached to the issuances was $16,771.

The Company issued 242,859 shares of common stock in exchange for convertible notes payable of $85,000 (see Note 7).

The Company issued 200,000 shares as a compensation for legal services rendered. The shares exchanged for these services were valued at $0.45 per share and a charge of $90,000 is included with professional fees expense.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock.  The Company has not issued any preferred stock.

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 10 – STOCK OPTIONS AND WARRANTS

During 2001, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest between 2 and 5 years. At December 31, 2008, the Company had granted all 2,000,000 options permitted under this plan and of which 300,000 expired in 2008.

On July 13, 2004, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 5,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest between 2 and 5 years.  At December 31, 2005, the Company has granted 90,000 options under this plan.

During the year ended December 31, 2008, the Company granted 200,000 options to a consultant and 300,000 options to a director. In accordance with FAS No. 123R, in the year ended December 31, 2008, the Company recorded expense of $69,862 for vested portion of share-based compensation relating to the issuance of these stock options.

Stock options activity under the plans is summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price

Options at December 31, 2006	2,090,000	$0.77
Options issued (2004 Plan)	-	-
Options at December 31, 2007	2,090,000	$0.77

Options exercisable at December 31, 2007	2,090,000	$0.77

Weighted average fair value of options granted at December 31, 2007		$0.25

	Number of Stock Options	Weighted Average Exercise Price

Options at December 31, 2007	2,090,000	$0.77
Options issued (2004 Plan)	500,000	$0.20
Options expired (2001 Plan)	(300,000)	$1.47
Options at December 31, 2008	2,290,000	$0.55

Options exercisable at December 31, 2008	2,290,000	$0.55

Weighted average fair value of options granted at December 31, 2008		$0.25

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

As of December 31, 2008 4,410,000 options are available for future grant under 2004 Plan and 300,000 options are available under 2001 Plan.  A summary of the options outstanding and exercisable as of December 31, 2008 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life in Years

Options outstanding	2,290,000	$ 0.55	5.2
Options exercisable	2,290,000	$ 0.55	5.2

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2008 was $0.14.

Following is a summary of the status of the Company's nonvested stock options as of December 31, 2008 and the changes during the year ended December 31, 2008:

		Weighted
	Number of	Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value

Nonvested at January 1, 2008	0	$ 0.00
Granted	500,000	$ 0.14
Vested	(500,000)	$ 0.14
Forfeited	0	$ 0.00

Nonvested at December 31, 2008	0	$ 0.00

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2008

Expected life (years)	5 years
Risk-free interest rate	2.98%
Expected dividend yield	0%
Expected volatility	88%

At December 31, 2008 the Company had 6,799,876 warrants outstanding

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Warrants activity is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Warrants at December 31, 2006	6,752,876	$0.26
Warrants granted	47,000	$1.00
Warrants at December 31, 2007	6,799,876	$0.18

Warrants exercisable at December 31, 2007	6,799,876	$0.18

	Number of Stock Options	Weighted Average Exercise Price

Warrants at December 31, 2007	6,799,876	$0.18
Warrants granted	-	-
Warrants at December 31, 2008	6,799,876	$0.18

Warrants exercisable at December 31, 2008	6,799,876	$0.18

NOTE 11 — COMMITMENTS AND CONTINGENCIES

On August 1, 2001, the Company entered into an agreement with William Garland, PhD. In exchange for his services as the Company’s vice president and chief operating officer, he will receive a salary of $5,000 per month.  Additionally, he was to receive options to purchase 5,000 shares of the Company’s common stock exercisable at $3.00 each per month.  The Company granted to Mr. Garland 30,000 options on August 1, 2001 under this agreement.  Subsequently, the Company and Mr. Garland amended this agreement eliminating the monthly options but the Company has continued to pay $5,000 plus expense reimbursements and has also granted to Mr. Garland 440,000 options under the 2001 stock option plan. The agreement was terminated September 30, 2006. However Mr. Garland is still providing services to the Company.

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “ID-Knockout” mice, sued the Company claiming approximately $200,000 in unpaid invoices. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court by November 15. At December 31, 2008 the Company has made $17,500 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $2,406. The Company has not made the required payment for the fourth quarter of 2008, and is in default of this settlement agreement. Under the terms of the agreement upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures .

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2008. As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of December 31, 2008. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 due to the reported material weakness.

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

   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework .

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2008 because fundamental elements of an effective control environment were not present as of December 31, 2008, including a code of conduct or ethics, independent oversight and review of financial reporting, the financial reporting processes and procedures and internal control procedures by the Board of Directors, as we have not established an audit committee and our full board has not been adequately performing those functions. Other deficiencies, such as communication breakdowns between the individuals executing transactions and the individuals accounting for those transactions led to the identification by the auditors of certain required material adjustments to the financial statements. In addition, management has not established with appropriate rigor the procedures for reconciliation between transfer agent and Company records of shares issued and outstanding, including the actions required upon identification of inconsistencies or reconciling items between those two sets of records. Additionally, due to insufficient staffing and the lack of full time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.

These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2008.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The following table sets forth certain information with respect to each of our directors and executive officers as of March 24, 2009.

Name	Age	Principal Occupation	Served as Director Since
Richard Salvador	80	President, Director	1999
William Garland	62	Chief Executive Officer, Chief Operating Officer, Director	2007
Martin Murray	42	Chief Financial Officer, Treasurer, Secretary, Director	1999
Michael Strage	49	Vice President Business Development, Director	1999

William A. Garland, Ph.D.,   Chief Executive Officer and Chief Operating Officer. Dr. Garland, joined AngioGenex as Chief Operating Officer in July 2001 and has served as our Chief Executive Officer since June 2008. From 1994 to 2000, Dr. Garland was Executive Vice President Pharmaceutical Development with Centaur Pharmaceuticals Incorporated, a Silicon Valley development stage biopharmaceutical company. At Centaur, he was responsible for all aspects of pre-clinical drug testing, the design and execution of clinical studies, quality assurance, quality control, pilot manufacturing, interactions with the FDA and international drug regulatory authorities along with presentation of Centaur’s development efforts to potential corporate partners and investors. While at Centaur he progressed three projects from discovery stage to Phase II clinical testing, and helped manage the growth of Centaur from fewer than a dozen employees to more than 100 employees in a six-year period. At Centaur, Dr. Garland also co-invented a compound, CPI-1189, that demonstrated efficacy in two Phase II clinical trials, and was a key participant in the successful negotiation of an $80 million corporate alliance with Arcus, Astra AB’s neuroscience company, and the successful negotiation of a $30 million corporate alliance with Lundbeck A/S. CPI-1189 is currently in Phase III clinical development as REN-1654 (Renovis Inc.). Dr. Garland was with Hoffmann-La Roche, Inc. from 1974-1994, most recently as Senior Director and U.S. Head of International Project Management. During his 20-year tenure at Roche, he managed groups consisting of as many as 100 scientific and administrative personnel. Immediately prior to joining AngioGenex, he was Vice President Scientific Affairs of Atairgin Technologies, Inc. an emerging healthcare technology company, where he was responsible for all aspects of R&D, quality and clinical effort associated with the Company’s oncology-related diagnostic and therapeutic efforts. Dr. Garland received a BS in chemistry from the University of San Francisco and a Ph.D. in medicinal chemistry from the University of Washington. He has authored or co-authored over 100 scientific publications .

Michael M. Strage, Vice President Business Development . Mr. Strage has been our VP of Business Development since 1999. Mr. Strage was a co-founder of Axonyx Inc., a publicly traded biotechnology company (NASDAQ:TPTX) engaged in the development of drugs to treat Alzheimer's disease. As a founding Officer and Director he was responsible for all business and administrative aspects of Axonyx from its inception in 1996 to its listing on the NASDAQ-NMS in January 2001. As Vice President and Chief Administrative Officer of Axonyx, Mr. Strage was responsible for negotiating all of the company's major corporate transactions including the agreements under which Axonyx first acquired its intellectual property portfolio that includes the commercial rights to the pre-clinical research and development programs at New York University School of Medicine and the National Institute on Aging, and subsequently out-licensed some of those rights through pharmaceutical joint development agreements, including a major world-wide licensing agreement with Serono International S.A. (NYSE:SRA) In addition, Mr. Strage directed all aspects of the administrative operations of Axonyx including finance, where he participated actively in each of the multiple phases of the company's capital formation, budgeting, human resources, infrastructure, corporate communications and investor relations. As Chairman and founder of AngioGenex, Mr. Strage recruited and assembled the AngioGenex management team and its Scientific Advisory Board. On the company's behalf, he acquired the exclusive rights to Dr. Benezra's anti-

cancer work by negotiating the Company's Industrial Research and Commercial licenses with MSKCC. Mr. Strage was responsible for raising the seed capital used to create the company and that funded the collaboration with Memorial Sloan Kettering Cancer Center. Prior to joining Axonyx in 1996, Mr. Strage was an associate at the Los Angeles law firm of Hancock, Rothert & Bunschoft and prior thereto an assistant district attorney at the Manhattan District Attorney's office.

Richard A. Salvador, Ph.D., President, and Cairman of the Board. Dr. Salvador was our Chief Executive Officer, President and has been a director of our company since 1999 until June 2008 when Dr. Salvador resigned as our Chief Executive Officer. At that time he became Chairman of the Board and continues to serve as acting President of the company. Dr. Salvador was with Hoffmann-La Roche, Inc. from 1970 to 1997, most recently as Vice-President and Director of International Pre-clinical Development and Deputy to the President, International Research and Development. The three major departments reporting to him worldwide were Toxicology and Pathology, Drug Metabolism, and Pharmaceutical Research and Development. In the U.S., Dr. Salvador was responsible for approximately 350 personnel and an annual budget in excess of $60 million. Dr. Salvador was also a member of key international Hoffman-La Roche (ROG.VX) R&D committees. Dr. Salvador is on the Board of Directors of Suntory Pharmaceutical Research Laboratories, Cambridge, MA, and was a Senior Scientific Advisor to Axonyx Inc. which recently merged with TorreyPines Therapeuitcs (NASDAQ: TPTX), New York, NY. He has served as a consultant to the biotechnology industry in recent years. Dr. Salvador has a Ph.D. in Pharmacology from George Washington University, Washington, DC.

Martin F. Murray, CPA, MBA, Secretary, Chief Financial Officer, Treasurer, Director . Mr. Murray has been our Secretary, Treasurer, CFO and Director since 1999. Mr. Murray is a founder and managing partner of Murray and Josephson, CPAs, LLC. He previously held the position of managing partner at the accounting firm of Leeds & Murray, and audit manager with Eisner, LLP. His experience includes providing accounting, auditing, tax, and consulting services for publicly-traded and privately-owned companies, including: professional organizations, biotechnology companies, creative artists, and manufacturing firms. Mr. Murray has appeared on television news as a guest expert and has led a series of Continuing Professional Education seminars. He is a member of the tax section of the American Institute of Certified Public Accountants, and the New York State Society of Certified Public Accountants where he served on the health care committee. He earned his MBA in taxation from Baruch College where he also earned his BBA in Accountancy.

There are no family relationships among any of our directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely upon the review of the Forms 3, 4 and 5 furnished to our company and certain representations made to our company, we believe that during 2006, the following members of the Board of Directors, our executive officers and person(s) who hold more than 10% of our outstanding common stock failed to timely file all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to transactions in equity securities of our company.  We believe that in 2008 none of the members of the Board of Directors, our executive officers and person(s) who hold more than 10% of our outstanding common stock failed to timely file all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to transactions in equity securities of our company

Code of Ethics

We adopted a code of ethics that applies to our President and CEO (principal executive officer), and our Chief Financial Officer (principal accounting officer).

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered to us by the two individuals who served as our chief executive officer in 2008 (collectively, our company’s “Named Executive Officers”) in all capacities, other than as directors, during each of the prior two fiscal years. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2008. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. Shares issued in lieu of compensation are listed in the year the salary was due.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compen-sation Earnings ($) (h)	All other Compen-sation ($) (i)	Total ($) (j)
William Garland CEO, COO, Dir.	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Richard Salvador Pres. & former CEO, Dir. Chairman of the Board of Directors	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

A. Narrative Disclosure to Summary Compensation Table

The current CEO, William Garland and the former CEO Richard Salvador have not entered into a formal written employment agreements with AngioGenex. They are employed on an at will basis with equity compensation at the discretion of the uninterested members of the board of directors.

B. Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexer cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Garland	30,000	-	-	$3.00	7/31/2011	-	-	-	$-
	200,000	-	-	$1.00	12/31/2011	-	-	-	$-
	240,000	-	-	$0.01	7/30/2015	-	-	-	$-

Salvador	90,000	-	-	$1.50	5/31/2010	-	-	-	$-
	200,000	-	-	$1.00	1/1/2012	-	-	-	$-
	120,000	-	-	$0.01	7/31/2015	-	-	-	$-

There were no option grants to our Named Executive Officers in 2008.

D. Compensation of Directors

We did not pay our directors fees in 2008 and have not paid such fees in the past for attending scheduled and special meetings of our board of directors. In the future, we may adopt a policy of paying independent director a fee for their attendance at board meetings. We do reimburse each director for reasonable travel expenses related to such   director's attendance at board of directors meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Com pensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensa tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Murray	0	0	0	0	0	0	0
Strage	0	0	0	0	0	0	0

Employment Contracts with Executive Officers and Termination of Employment and Change-in-Control Arrangements

AngioGenex does not have employment contracts with its Named Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known by us with respect to the beneficial ownership of our common stock as of March 24, 2009 by (i) each person who is known by us to own beneficially more than 5% of common stock, (ii) each of our Chief Executive Officers and our Chief Financial Officer, (iii) each of our directors and (iv) all of our current executive officers and directors as a group. Except as otherwise listed below, the address of each person is c/o AngioGenex, Inc. 425 Madison Avenue, Suite 902, New York NY 10017.

The percentage of shares beneficially owned is based on 21,302,906 shares of common stock outstanding as of March 24, 2009. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of March 24, 2009 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of 5% or more of our voting Common Stock. Except as noted the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants. Percentage ownership information is based on 21,302,906 shares of Common Stock outstanding as of March 24, 2009. Percentage information for each person assumes that no other individual will exercise any warrants and/or options. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and, as Appropriate, Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Common Stock
Michael Strage (2)	3,075,639	14.24%
Richard Salvador(3)	2,288,364	10.28%
William Garland (4)	1,265,000	5.81%
Martin Murray (5)	189,000	*
All directors and executive officers (four persons) as a group		30.33%
Atypical BioVentures Fund LLC (6) c/o Aurora Capital LLC 200 Park Avenue South, Suite 1301 New York, NY 10003	3,652,505	14.64%
* Less than 1%.

(1)	Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 425 Madison Avenue, Suite 902, New York, New York 10017 .
(2)

Michael Strage, Chairman, Vice President. Includes 2,773,014 shares held by Mr. Strage, , 120,000 options exercisable at $0.01 per share, and warrants to purchase 182,625 shares exercisable at $0.15 per share.

(3)

Richard Salvador, President, Chairman. Includes 1,290,488 shares held by Mr. Salvador, 32,000 shares held by his wife, a warrant to purchase 8,000 shares at $6.00 per share held by Dick Salvador’s wife, 90,000 options exercisable at $1.50 per share, 200,000 options exercisable at $1.00 per share and 120,000 options exercisable at $0.01 per share and 547,876 warrants exercisable at $0.15 per share.

(4)

William Garland, Chief Executive Officer, Chief Operating Officer, director. Includes 795,000 shares held by Mr. Garland, 30,000 options exercisable at $3.00 per share, 200,000 options exercisable at $1.00 per share, 240,000 exercisable at $0.01 per share.

(5)

Martin Murray, Chief Financial Officer, Secretary, Treasurer, director. Includes 129,000 shares held by Mr. Murray, 45,000 options exercisable at $1.50 per share, 5,000 options exercisable at $1.00 per share, and 10,000 options exercisable at $0.01 per share.

(6)	Atypical BioVentures Fund LLC. Includes 3,652,505 warrants exercisable at $0.15 per share.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	1,700,000	$0.65	300,000
Equity compensation plan approved by security holders (2)	590,000	$0.17	4,410,000
Total	2,290,000	$0.55	4,710,000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDPENDENCE

Accounting Services

Since its inception, AngioGenex has employed Murray Josephson, CPAs, LLC to provide outside bookkeeping, accounting and tax filing services, but not audit services. Martin Murray, our Chief Financial Officer, Secretary and Treasurer, as well as a member of the board of directors, is a principal of Murray Josephson, CPAs, LLC. We owed Martin Murray approximately $101,000 for accounting services as of December 31, 2008.

Director Independence

Our Board of Directors has determined that none of its members are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers as all members of the board of directors are also officers of the company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to AngioGenex by Williams & Webster, P.S. during Fiscal Year 2008.

Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster in connection with its audit of AngioGenex’ financial statements as of and for the years ended December 31, 2008, and 2007, its reviews of AngioGenex’ unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $39,480 and $33,467, respectively.

Tax Fees - We did not pay Williams & Webster, P.S. for professional services for tax compliance, tax advice and tax planning in 2007 or 2008.

All Other Fees - We did not incur any other fees and expenses from Williams & Webster, P.S. for the fiscal years 2007 and 2008 annual audits.

Audit Committee Pre-Approval.

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Williams & Webster, P.S. were pre-approved by the Company’s board of directors. Williams & Webster, P.S. performed all work only with their permanent full time employees.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2009	AngioGenex, Inc.

	By:	/s/ Richard Salvador
Richard Salvador President and Chief Executive Officer

/s/ Martin Murray
Martin Murray Chief Financial Officer Principal Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Richard Salvador and Martin Murray as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant.

/s/ Richard Salvador	April 10, 2009	/s/ Michael M. Strage*	April 10, 2009
Richard Salvador	Date	Michael M. Strage	Date

/s/ Martin Murray	April 10, 2009	/s/ William Garland*	April 10, 2009
Martin Murray	Date	William Garland	Date

*By:	/s/ Martin Murray	April 10, 2009
Martin Murray As Attorney-in-Fact