Form 10-Q
period 2009-03-31
AngioGenex, Inc.
filed 2009-05-20
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-26181

 (Commission file number)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

At May 22, 2009, the issuer had outstanding the indicated number of shares of common stock: 21,302,906 shares.

ANGIOGENEX, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Statements of Operations for the three months ended March 31, 2009 and 2008, and for the period from March 31,1999 (inception) through March 31, 2009 (Unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and for the period from March 31, 1999 (inception) through March 31, 2009 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION	18

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$260	$3,493
Prepaid expenses	2,353	8,928
TOTAL CURRENT ASSETS	2,613	12,421
PROPERTY AND EQUIPMENT
Equipment, net of depreciation	414	569
TOTAL PROPERTY AND EQUIPMENT	414	569
TOTAL ASSETS	$3,027	$12,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$350,582	$353,546
Accrued expenses - related parties	251,930	218,837
Notes payable	11,000	11,000
Current maturities of Notes payable, related parties	22,500	22,500
Accrued interest	11,499	9,958
Other current liabilities	1,576	1,576
TOTAL CURRENT LIABILITIES	649,087	617,417
LONG-TERM LIABILITIES
Notes payable, related parties, net of current maturities	48,500	28,500
Settlement payable	22,500	25,000
	71,000	53,500
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized,
21,302,906 shares issued and outstanding	21,303	21,303
Additional paid-in capital	2,848,775	2,848,775
Stock options, warrants, and beneficial conversion rights	982,241	982,241
Accumulated deficit during development stage	(4,569,379)	(4,510,246)
TOTAL STOCKHOLDERS' DEFICIT	(717,060)	(657,927)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,027	$12,990
	-	-

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months		March 31, 1999
	Ended		(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$50,000

EXPENSES
Research and development	5,400	5,869	1,754,002
Consulting	-	-	109,666
Licenses and fees	-	-	155,000
Professional fees	45,819	46,684	1,643,530
General and administrative	5,247	25,543	367,260
TOTAL OPERATING EXPENSES	56,466	78,096	4,029,458

LOSS FROM OPERATIONS	(56,466)	(78,096)	(3,979,458)

OTHER INCOME (EXPENSES)
Other income		-	464,688
Interest income	-	-	7,257
Finance costs	(2,667)	(2,875)	(1,061,866)
TOTAL OTHER INCOME (EXPENSES)	(2,667)	(2,875)	(589,921)

LOSS BEFORE INCOME TAXES	(59,133)	(80,971)	(4,569,379)

INCOME TAXES	-	-	-

NET LOSS	$(59,133)	$(80,971)	$(4,569,379)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	21,302,906	21,060,692

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			March 31, 1999
	For the Three Months		(Inception)
	Ended		through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,133)	$(80,971)	$(4,569,379)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	155	155	7,435
Issuance of common stock for services	-	-	526,450
Issuance of common stock options for services	-	-	359,419
Amortization of warrants and beneficial conversion	-	-	948,929
	-	-	6,285
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	6,575	5,383	(2,353)
(Increase)decrease in prepaid offering costs	-	-	-
Increase (decrease) in accrued expenses	(2,964)	15,742	349,160
Increase (decrease) in accrued expenses, related party	33,093	22,568	253,352
Increase (decrease) in accrued interest	1,541	1,666	101,613
Increase(decrease) in other liabilties		-	1,576
Increase (decrease) in settlement payable	(2,500)	(2,500)	22,500
Net cash used in operating activities	(23,233)	(37,957)	(1,995,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(7,849)
Net cash used in investing activities	-	-	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	-	-	875,000
Payment of notes payable - related party	-	-	(25,000)
Payment of notes payable	-	-	(35,000)
Proceeds from notes payable	20,000	-	239,500
Issuance of stock for cash - net	-	5,850	948,622
Net cash provided by financing activities	20,000	5,850	2,003,122

Net increase (decrease) in cash	(3,233)	(32,107)	260

Cash, beginning of period	3,493	45,406	-

(continued on next page)

Cash, end of period		$260	$13,299	$260

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$		$-	$-
Income taxes		$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock		$-	$-	$526,450
Services paid by issuance of stock options		$-	$-	$274,735
Offering costs paid by issuance of stock options		$-	$-	$14,822
Conversion of debt to equity		$-	$-	$960,000

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2009 AND 2008

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

AngioGenex, Inc. (“AngioGenex” or the “Company”) incorporated in the State of Nevada on March 1, 1999. The Company is a biopharmaceutical company founded to create products that are uniquely useful for the treatment, diagnosis and prognosis of cancer. The Company programs focus on (1) the discovery and development of orally active anti-cancer drugs that act by modulating the action of the Id proteins, (2) the measurement of Id proteins in tumors and blood to create products for the diagnosis and prognosis of cancer, (3) generating proof-of-concept data in relevant preclinical models to establish that modulation of Id proteins is useful to treat non-oncologic diseases in which an overgrowth of blood vessels is an important part of the underling pathology and (4) collaborating in respect to treatments of diseases in which blood vessel proliferation is desirable.

The Company has been in the development stage since inception and as of March 31, 2009 has had minimal revenues from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2009.

Use of estimates

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

Development Stage Activities

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’ development stage activities.

Going Concern

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2009 and a net loss and cash used in operations for the interim period ended March 31, 2009, with no revenues during the period.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to seven (7) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income and comprehensive income.  Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include property and equipment and software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2009 or 2008.

Fair Value Measurement

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, prepaid expenses, accounts payable, accrued expenses, accrued interest and other current liabilities.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and December 31, 2008. The Company’s notes payable and notes payable – related parties approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2009 and 2008.

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

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive royalties from the planned license of the biopharmaceutical products current under the development. Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

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

NOTE 3 – AGREEMENT WITH BIOCHECK, INC.

On December 15, 2003, the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products.  The agreement was modified as of July 21, 2008. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received by BioCheck, Inc. As of March 31, 2009 no revenues were generated. Prior to its modification the agreement provided certain minimum annual royalty to be paid to the Company. The provision for minimum royalty payments has been eliminated. Therefore the receivable of $50,000 that was recognized was charged to bad debt in 2008.

NOTE 4 – RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for records keeping and other business purposes.  The Company pays no rent for this space.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.  This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At March 31, 2009 and December 31, 2008 the Company owed the officer’s business $133,935 and $100,842, respectively, which is included in accrued expenses – related parties in the financial statements.

At March 31, 2009 the Company owed an officer $95,000 for unpaid salary pursuant to an agreement to pay $5,000 per month through September 30, 2006.

For additional related party transactions, see Note 5.

NOTE 5 – NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer, $12,500 of which was repaid during 2008. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At March 31, 2009 the principal balance and accrued interest of $4,722 were unpaid.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008.  At March 31, 2009 the principal balance and accrued interest of $201 were unpaid.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008.  At March 31, 2009, the principal balance and accrued interest of $2002 were unpaid.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 19, 2009.  At March 31, 2009 the Company had accrued interest of $819.

On October 16, 2008, the Company obtained an unsecured loan in the amount of $16,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at October 16, 2011. At March 31, 2009, the Company had accrued interest of $439.

On October 28, 2008, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at October 28, 2011.  At March 31, 2009, the Company had accrued interest of $127.

On November 3, 2008, the Company obtained an unsecured loan in the amount of $4,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 3, 2011.  At March 31, 2009, the Company had accrued interest of $91.

On December 1, 2008, the Company obtained an unsecured loan in the amount of $3,500 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2011.  At March 31, 2009, the Company had accrued interest of $69.

On February 12, 2009, the Company obtained an unsecured loan in the amount of $15,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at February 12, 2012.  At March 31, 2009, the Company had accrued interest of $116.

On February 12, 2009, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at February 12, 2012.  At March 31, 2009, the Company had accrued interest of $39.

NOTE 6 – CAPITAL STOCK

Common Stock

During the three months ended March 31, 2009 the Company did not sale any shares of common stock.

NOTE 7 – STOCK OPTIONS

During 2001, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest upon grant through 5 years.  At March 31, 2009, the Company has granted all 2,000,000 options permitted under this plan and of which 300,000 expired in 2008.

On July 13, 2004, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 5,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest upon grant through 5 years. At March 31, 2009, the Company has granted 590,000 options under this plan.

In the three months ended March 31, 2009, the Company did not grant any options.

Stock options activity under the plans is summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price

Options at December 31, 2008	2,290,000	$0.55

Options at March 31, 2009	2,290,000	$0.55

As of March 31, 2009 4,410,000 options are available for future grant under 2004 Plan and 300,000 options are available under 2001 Plan. A summary of the options outstanding and exercisable as of March 31, 2009 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Options outstanding	2,290,000	$ 0.55	4.9
Options exercisable	2,290,000	$ 0.55	4.9

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “ID-Knockout” mice, sued the Company claiming approximately $200,000 in unpaid invoices. AngioGenex’ response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court by November 15. At March 31, 2009 the Company has made $17,500 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $2,874. The Company has not made the required payment for the fourth quarter of 2008 and the first quarter of 2009, and is in default of this settlement agreement. Under the terms of the agreement upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

Company Overview

AngioGenex is a development stage biotechnology company focused on the discovery and development of compounds useful for the diagnosis and treatment of cancer. Our proprietary technology is based on the research work of Dr. Robert Benezra and his colleagues at Memorial Sloan Kettering Cancer Center, who established the role of the Id (inhibition of differentiation) genes and corresponding Id proteins in the formation of new blood vessels (angiogenesis) required for tumor growth and metastasis. This intellectual property includes the exclusive worldwide rights to certain patents pending for Id based anti-angiogenesis anti-cancer biotechnology that we acquired in 2000 from the Sloan Kettering Institute for Cancer Research and subsequently from sponsored research. In addition, our intellectual property includes proprietary molecules that we generated as a result of in-house screening and out-sourced contract research.  These organic molecules, particularly AGx8 and AGx51 appear to inhibit the Id related process responsible for the formation of new blood vessels and consequent tumor growth, as well as inhibiting metastases, or the spread of the disease.  We also own substantial intellectual property in the form of “know-how” and trade secrets related in the Id field that resulted from our own efforts and other out-sourced research.  We have filed for patent protection covering these molecules out of which we identified AGx8 and AGx51 as pre-clinical lead drug candidates.  Subsequent tests have shown them to inhibit the establishment of tumors and their spread.  These results have been published in peer reviewed scientific journals and presented at major conferences.

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

We have sub-licensed our rights to develop Id-based prognostics and diagnostics to BioCheck, Inc. (“sub-license”), a leading producer of clinical diagnostic assays .. In June 2004 we signed a Development and Marketing Agreement with BioCheck under which we assigned BioCheck the exclusive rights to develop and market cancer prognostic and diagnostics in return for royalties and milestone payments. Pursuant to this sub-license BioCheck has been developing monoclonal antibodies for all four Id proteins (Id1, Id2, Id3, and Id4) for use in standard enzyme linked immunoassay or ELISA type assay tests and for kits for the detection of the proteins in tumors and other tissues.  We have filed patent applications covering these antibodies. Under the terms of the BioCheck agreement, we own the rights to any therapeutic applications, while BioCheck retains the diagnostic rights, subject to our right to royalties and milestones.

Since the formation in 1999, our efforts have been principally devoted to in-licensing our intellectual property, research and development activities, entering into collaborative agreements, recruiting management personnel and advisors, and raising capital.

Our current business strategy is to concentrate our financial resources primarily on the further development of our proprietary potential anti-cancer lead drug compounds.

Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves out-sourced contract research and development activities on the design of more potent and efficient Id protein inhibitors based on the two organic molecules which have exhibited anti-Id protein properties. Given sufficient capital resources, we plan to continue to test these organic molecules in established animal tumor models for their ability to block blood vessel formation and inhibit tumor growth. This testing as well as further refinement of the structure of active molecules is expected to result in the identification of a lead clinical therapeutic drug compound. The lead compound would then be subjected to further testing in animals to obtain preliminary knowledge of its properties including safety. After the receiving promising preliminary data on the lead compound, it would be subjected to the more stringent tests required to complete the FDA requirements for an IND (Investigational New Drug Application). Such additional research and testing necessary for an IND application will require significant capital expenditures of approximately $1.5 million and will only be possible if we raise additional capital through equity financings.

We intend to contract out substantially all of the research and development work on our potential anti-cancer lead drug compounds. No employees were hired in the first quarter of 2009. We do not expect to hire employees during the next twelve months unless we raise substantial additional capital in the range of $5 million.

Our research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, technological advances, determinations as to commercial viability and the status of competitive products. The focus and direction of our operations will also be dependent on the establishment of our collaborative arrangements with other companies, the availability of financing and other factors. We expect our development costs to increase as our lead anti-cancer drug compound or compounds enter the later stages of development.

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

As of March 31, 2009, we had $260 in cash as compared to $3,493 in cash at December 31, 2008. We do not have any available lines of credit.

Net cash used in operating activities during the three months ended March 31, 2009 was $23,233 resulting in a net loss of $59,133 after taking into account significant non-cash charges for operating expenses during the quarter and other adjustments. We pay no rent to Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

As of March 31, 2009, our current liabilities exceeded our current assets by $646,474.  We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	through bridge financing from third parties, existing shareholders, and insiders;

•	through future private placement financing.

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

We do not currently have sufficient capital resources to finance our plan of operation through the third quarter of 2009. We will need to raise additional capital during the third quarter of 2009 in order to fund our plan of operation through 2009. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations through the third quarter of 2009, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital through the third quarter of 2009 we may have to further curtail or cease operations.

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

Revenue recognition : The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive royalties from the planned license of the biopharmaceutical products current under the development. Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

Research, development costs: Research and development costs are expensed as incurred.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.   Controls and Procedures.

Evaluation of disclosure controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2008, relating to fundamental elements of an effective control environment described in the 2008 Annual Report on Form 10-K, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no such change in our internal control over financial reporting because of the timing of the filing of Form 10-K in relation to the filing of the Form 10-Q, there was insufficient time for us to implement any material changes in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

3.1	Amended Articles of Incorporation dated December 30, 2005 (Incorporated by reference to exhibit 3.4 to the Form 8-K previously filed by AngioGenex on December 30, 2005 (File No. 000-26181))

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3b to the Form 10SB12G previously filed by ECLIC on May 24, 1999 (File No. 000-26181))

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AngioGenex has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIOGENEX, INC.

May 20, 2009	By:	/s/ William Garland
William Garland Chief Executive Officer

May 20, 2009	By:	/s/ Martin Murray
Martin Murray Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)