Form 10-Q
period 2009-06-30
AngioGenex, Inc.
filed 2009-08-17
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.

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

________________

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

At August 14, 2009, the issuer had outstanding the indicated number of shares of common stock: 21,302,906 shares.

ANGIOGENEX, INC.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$476	$3,493
Prepaid expenses	2,353	8,928
TOTAL CURRENT ASSETS	2,829	12,421
PROPERTY AND EQUIPMENT
Equipment, net of accumulated depreciation	259	569
TOTAL PROPERTY AND EQUIPMENT	259	569

TOTAL ASSETS	$3,088	$12,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$363,663	$353,546
Accrued expenses - related parties	249,733	218,837
Notes payable	11,000	11,000
Notes payable, related parties	22,500	22,500
Accrued interest	13,602	9,958
Other current liabilities	5,291	1,576
TOTAL CURRENT LIABILITIES	665,789	617,417
LONG-TERM LIABILITIES
Notes payable, related parties	89,750	28,500
Settlement payable	20,000	25,000
	109,750	53,500
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued or outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value;
21,302,906 shares issued and outstanding, respectively	21,303	21,303
Additional paid-in capital	2,848,775	2,848,775
Stock options, warrants, and beneficial conversion rights	982,241	982,241
Accumulated deficit during the development stage	(4,624,770)	(4,510,246)
TOTAL STOCKHOLDERS' DEFICIT	(772,451)	(657,927)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,088	$12,990
	-	-

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
					March , 1999
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$50,000
EXPENSES
Research and development	5,400	16,050	10,800	21,919	1,759,402
Consulting fees	-	-	-	-	109,666
Licenses and fees	-	-	-	-	155,000
Professional fees	45,980	42,207	91,799	88,891	1,689,510
General and administrative	755	59,350	6,002	84,892	368,015
TOTAL OPERATING EXPENSES	52,135	117,607	108,601	195,702	4,081,593

LOSS FROM OPERATIONS	(52,135)	(117,607)	(108,601)	(195,702)	(4,031,593)

OTHER INCOME (EXPENSES)
Other income		-		-	464,688
Interest income	-	21	-	21	7,257
Finance costs	(3,256)	(2,310)	(5,923)	(5,186)	(1,065,122)
TOTAL OTHER INCOME (EXPENSES)	(3,256)	(2,289)	(5,923)	(5,165)	(593,177)

LOSS BEFORE INCOME TAXES	(55,391)	(119,896)	(114,524)	(200,867)	(4,624,770)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(55,391)	$(119,896)	$(114,524)	$(200,867)	$(4,624,770)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING -
BASIC AND DILUTED	21,302,906	21,119,060	21,302,906	21,089,876

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Period from
			March, 1999
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,524)	$(200,867)	$(4,624,770)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	310	310	7,590
Services paid by issuance of common stock	-	-	526,450
Services paid by issuance of common stock options	-	-	359,419
Amortization of warrants and beneficial conversion	-	-	948,929
Non cash financing & other charges	-	-	6,285
Changes in operating assets and liabilities
Prepaid expenses	6,575	(9,511)	(2,353)
Accounts receivables	-	50,000	-
Prepaid offering costs	-	-	-
Accrued expenses	10,117	55,973	362,241
Accrued expenses, related party	30,896	15,351	251,155
Accrued interest	3,644	2,810	103,716
Other current liabilties	3,715	-	5,291
Settlement payable	(5,000)	(5,000)	20,000
Net cash used in operating activities	(64,267)	(90,934)	(2,036,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(7,849)
Net cash used in investing activities	-	-	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	-	-	875,000
Payment of notes payable - related party	-	-	(25,000)
Payment of notes payable	-	-	(35,000)
Proceeds from notes payable	61,250	-	280,750
Issuance of stock for cash - net	-	55,850	948,622
Net cash provided by financing activities	61,250	55,850	2,044,372

Net increase (decrease) in cash	(3,017)	(35,084)	476

Cash, beginning of period	3,493	45,406	-

Cash, end of period	$476	$10,322	$476

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$-	$-	$526,450
Services paid by issuance of stock options	$-	$-	$274,735
Offering costs paid by issuance of stock options	$-	$-	$14,822
Conversion of debt to equity	$-	$-	$960,000

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2009 AND 2008

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

The Company has been in the development stage since inception and as of June 30, 2009 has had minimal revenues from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q  and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2009.

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

Going Concern

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2009 and a net loss and cash used in operations for the interim period ended June 30, 2009, with no revenues during the period.

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

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to seven (7) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

Fair Value Measurement

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, prepaid expenses, accounts payable, accrued expenses, accrued interest and other current liabilities.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2009 and December 31, 2008. The Company’s notes payable and notes payable – related parties approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2009 and 2008.

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

Recent Accounting Pronouncements

FAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, except for nonpublic nongovernmental entities that have not followed the guidance included in the AICPA Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76.

FAS 167, Amendments to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. FAS 167 retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in Statement 166. FAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.

FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. Earlier application is prohibited. FAS 166 has the same scope as Statement 140, accordingly, it applies to all entities. FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. FAS 166 modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. FAS166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. It requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

FAS 165 “Subsequent Events” is effective for interim and annual periods ending after June 15, 2009. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

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

NOTE 3 – AGREEMENT WITH BIOCHECK, INC.

On December 15, 2003, the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products.  The agreement was modified as of July 21, 2008. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received by BioCheck, Inc. As of June 30, 2009 no revenues were generated. Prior to its modification the agreement provided certain minimum annual royalty to be paid to the Company. The provision for minimum royalty payments has been eliminated. Therefore the receivable of $50,000 that was recognized was charged to bad debt in 2008.

NOTE 4 – RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for records keeping and other business purposes.  The Company pays no rent for this space.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.  This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At June 30, 2009 and December 31, 2008 the Company owed the officer’s business $131,738 and $100,842, respectively, which is included in accrued expenses – related parties in the financial statements.

At June 30, 2009 the Company owed an officer $95,000 for unpaid salary pursuant to an agreement to pay $5,000 per month through September 30, 2006.

For additional related party transactions, see Note 5.

NOTE 5 – NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer, $12,500 of which was repaid during 2008. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At June 30, 2009 the principal balance and accrued interest of $4,909 were unpaid.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008.  At June 30, 2009 the principal balance and accrued interest of $216 were unpaid.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008.  At June 30, 2009, the principal balance and accrued interest of $2,152 were unpaid.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 19, 2009.  At June 30, 2009 the Company had accrued interest of $968.

On October 16, 2008, the Company obtained an unsecured loan in the amount of $16,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at October 16, 2011. At June 30, 2009, the Company had accrued interest of $678.

On October 28, 2008, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at October 28, 2011.  At June 30, 2009, the Company had accrued interest of $201.

On November 3, 2008, the Company obtained an unsecured loan in the amount of $4,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 3, 2011.  At June 30, 2009, the Company had accrued interest of $151.

On December 1, 2008, the Company obtained an unsecured loan in the amount of $3,500 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2011.  At June 30, the Company had accrued interest of $121.

On February 12, 2009, the Company obtained an unsecured loan in the amount of $15,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at February 12, 2012.  At June 30, 2009, the Company had accrued interest of $340.

On February 12, 2009, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at February 12, 2012.  At June 30, 2009, the Company had accrued interest of $113.

On April 6, 2009, the Company obtained an unsecured loan in the amount of $15,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at April 6, 2012.  At June 30, 2009, the Company had accrued interest of $210.

On May 13, 2009, the Company obtained an unsecured loan in the amount of $12,500 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at May 13, 2012.  At June 30, 2009, the Company had accrued interest of $99.

On May 15, 2009, the Company obtained an unsecured loan in the amount of $13,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at May 15, 2012.  At June 30, 2009, the Company had accrued interest of $98.

On June 15, 2009, the Company obtained an unsecured loan in the amount of $750 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at June 15, 2012.  At June 30, 2009, the Company had accrued interest of $2.

NOTE 6 – CAPITAL STOCK

Common Stock

During the six months ended June 30, 2009 the Company did not sell any shares of common stock.

NOTE 7 – STOCK OPTIONS

During 2001, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest upon grant through 5 years.  At June 30, 2009, the Company has granted all 2,000,000 options permitted under this plan of which 300,000 expired in 2008.

On July 13, 2004, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 5,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest upon grant through 5 years. At June 30, 2009, the Company has granted 590,000 options under this plan.

In the six months ended June 30, 2009, the Company did not grant any options.

Stock options activity under the plans is summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price

Options at December 31, 2008	2,290,000	$0.55

Options at June 30, 2009	2,290,000	$0.55

As of June 30, 2009 4,410,000 options are available for future grant under 2004 Plan and 300,000 options are available under 2001 Plan. A summary of the options outstanding and exercisable as of June 30, 2009 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Options outstanding	2,290,000	$ 0.55	4.7
Options exercisable	2,290,000	$ 0.55	4.7

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

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “ID-Knockout” mice, sued the Company claiming approximately $200,000 in unpaid invoices. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court by November 15. At June 30, 2009 the Company has made $17,500 of payments to CompBio pursuant to the settlement agreement, and has accrued interest of $3,344. The Company has not made the required payment for the fourth quarter of 2008 and the two quarters of 2009, and is in default of this settlement agreement. Under the terms of the agreement upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio.

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

We intend to contract out substantially all of the research and development work on our potential anti-cancer lead drug compounds. No employees were hired in the first two quarters of 2009. We do not expect to hire employees during the next twelve months unless we raise substantial additional capital in the range of $5 million.

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

As of June 30, 2009, we had $476 in cash as compared to $3,493 in cash at December 31, 2008. We do not have any available lines of credit.

Net cash used in operating activities during the six months ended June 30, 2009 was $64,267 resulting in a net loss of $114,524 after taking into account significant non-cash charges for operating expenses during the quarter and other adjustments. We pay no rent to Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

As of June 30, 2009, our current liabilities exceeded our current assets by $662,960.  We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

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

We do not currently have sufficient capital resources to finance our plan of operation through the fourth quarter of 2009. We will need to raise additional capital during the fourth quarter of 2009 in order to fund our plan of operation through 2009. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations through the fourth quarter of 2009, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital through the fourth quarter of 2009 we may have to further curtail or cease operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2008, relating to fundamental elements of an effective control environment described in the 2008 Annual Report on Form 10-K, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no such change in our internal control over financial reporting because of the timing of the filing of Form 10-K in relation to the filing of the Form 10-Q, there was insufficient time for us to implement any material changes in internal control over financial reporting.

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

ANGIOGENEX, INC.

August 14, 2009	By:	/s/ William Garland
William Garland Chief Executive Officer

August 14, 2009	By:	/s/ Martin Murray
Martin Murray Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)