Form 10-Q
period 2009-09-30
AngioGenex, Inc.
filed 2009-11-23
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.
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

_______________ _

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

At November 14, 2009, the issuer had outstanding the indicated number of shares of common stock: 21,302,906 shares.

ANGIOGENEX, INC.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

Angiogenex, Inc .

(A Development Stage Company)

September 30, 2009 and 2008

Index to Financial Statements

CONTENTS	Page
Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	4
Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008 and for the Period from March 31, 1999 (Inception) through September 30, 2009 (Unaudited)	5
Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and for the Period from March 31, 1999 (Inception) through September 30, 2009 (Unaudited)	6-7
Notes to the Financial Statements (Unaudited)	8-20

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$150	$3,493
Prepaid expenses	2,353	8,928
TOTAL CURRENT ASSETS	2,503	12,421
PROPERTY AND EQUIPMENT
Property and Equipment, net of depreciation	139	569
TOTAL PROPERTY AND EQUIPMENT	139	569
TOTAL ASSETS	$2,642	$12,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$374,903	$353,546
Accrued expenses - related parties	267,841	218,837
Notes payable	11,000	11,000
Notes payable, related parties	22,500	22,500
Accrued interest	15,972	9,958
Other current liabilities	5,291	1,576
TOTAL CURRENT LIABILITIES	697,507	617,417

LONG-TERM LIABILITIES
Notes payable, related parties	93,250	28,500
Settlement payable	17,500	25,000
COMMITMENTS AND CONTINGENCIES	110,750	53,500

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value;
21,302,906 shares issued and outstanding	21,303	21,303
Additional paid-in capital	2,848,775	2,848,775
Stock options, warrants, and beneficial conversion rights	1,213,016	982,241
Deficit accumulated during the development stage	(4,888,709)	(4,510,246)
TOTAL STOCKHOLDERS' DEFICIT	(805,615)	(657,927)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,642	$12,990

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					March 31, 1999
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$50,000

EXPENSES
Research and development	94,540	53,468	105,340	75,387	1,853,942
Consulting	-	-	-	-	109,666
Licenses and fees	-	-	-	-	155,000
Professional fees	163,444	96,976	255,243	185,867	1,852,954
General and administrative	2,313	4,647	8,315	89,539	370,328
TOTAL OPERATING EXPENSES	260,297	155,091	368,898	350,793	4,341,890

LOSS FROM OPERATIONS	(260,297)	(155,091)	(368,898)	(350,793)	(4,291,890)

OTHER INCOME (EXPENSES)
Other income		-		-	464,688
Interest income	-	-	-	21	7,257
Finance costs	(3,642)	(2,511)	(9,565)	(7,697)	(1,068,764)
TOTAL OTHER INCOME (EXPENSES)	(3,642)	(2,511)	(9,565)	(7,676)	(596,819)

LOSS BEFORE INCOME TAXES	(263,939)	(157,602)	(378,463)	(358,469)	(4,888,709)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(263,939)	$(157,602)	$(378,463)	$(358,469)	$(4,888,709)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	21,302,906	21,237,417	21,302,906	21,139,415

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
			Period from
			March, 1999
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(378,463)	$(358,469)	$(4,888,709)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	430	465	7,710
Services paid by issuance of common stock	-	-	526,450
Services paid by issuance of common stock options	230,775	69,863	590,194
Amortization of warrants and beneficial conversion	-	-	948,929
Non cash financing and other charges	-	-	6,285
(Increase) decrease in prepaid expenses	6,575	(3,761)	(2,353)
(Increase) decrease in receivables		50,000	-
Increase (decrease) in accrued expenses	21,357	109,658	373,481
Increase (decrease) in accrued expenses, related party	49,004	28,661	269,263
Increase (decrease) in accrued interest	6,014	4,005	106,086
Increase (decrease) in other liabilities	3,715	-	5,291
Increase (decrease) in settlement payable	(7,500)	(7,500)	17,500
Net cash used in operating activities	(68,093)	(107,078)	(2,039,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(7,849)
Net cash used in investing activities	-	-	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loan	-	-	875,000
Payment of notes payable - related party	-	-	(25,000)
Payment of notes payable	-	-	(35,000)
Proceeds from notes payable	64,750	-	284,250
Issuance of stock for cash - net	-	65,850	948,622
Net cash provided by financing activities	64,750	65,850	2,047,872

Net increase (decrease) in cash	(3,343)	(41,228)	150

Cash, beginning of period	3,493	45,406	-

Cash, end of period	$150	$4,178	$150

(Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$-	$69,863	$526,450
Services paid by issuance of stock options	$230,775	$-	$505,510
Offering costs paid by issuance of stock options	$-	$-	$14,822
Conversion of debt to equity	$-	$-	$960,000

The accompanying condensed notes are an integral part of these interim financial statements.

ANGIOGENEX, INC.

(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2009 AND 2008

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

AngioGenex, Inc. (“AngioGenex” or the “Company”) was incorporated under the laws of the State of Nevada on March 1, 1999. The Company is a biopharmaceutical company founded to create products that are uniquely useful for the treatment, diagnosis and prognosis of cancer. The Company programs focus on (1) the discovery and development of orally active anti-cancer drugs that act by modulating the action of the Id proteins, (2) the measurement of Id proteins in tumors and blood to create products for the diagnosis and prognosis of cancer, (3) generating proof-of-concept data in relevant preclinical models to establish that modulation of Id proteins is useful to treat non-oncologic diseases in which an overgrowth of blood vessels is an important part of the underling pathology and (4) collaborating in respect to treatments of diseases in which blood vessel proliferation is desirable.

The Company has been in the development stage since inception and as of September 30, 2009 has had minimal revenues from its planned operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the United States Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2009.

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

Development Stage Activities

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’ development stage activities.

Going Concern

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2009 and a net loss of $378,463 and cash used in operations of $68,093 for the interim period ended September 30, 2009, respectively, with no revenues during the period.

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

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include property and equipment and software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

Fair Value Measurement

The Company applies paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accrued expenses, accrued interest and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2009 and December 31, 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended September 30, 2009, 2008.

Revenue recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive royalties from the planned license of the biopharmaceutical products currently under development. Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of paragraph 718-10-30-3 of the FASB Accounting Standards Codification using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and paragraph 505-50-30-2 of the FASB Accounting Standards Codification for share-based payment transactions with parties other than employees.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model with weighted-average assumptions as discussed in each grant.  The ranges of assumptions for inputs for stock options issued under the 2006 Plan are as follows:

•

The Company uses historical data to estimate employee termination behavior. The expected life of options granted is determined using the simplified method as prescribed in paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.
•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Income taxes

The Company accounts for income taxes under paragraph 710-10-30-2 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net loss per common share

Net loss per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2009 and 2008 as they were anti-dilutive:

	Number of potentially outstanding dilutive shares
	For the Interim Period Ended September 30, 2009	For the Interim Period Ended September 30, 2008

Stock options issued	6,950,000	2,290,000

Warrants issued in connection with the issuance of convertible notes and issuance of common stock	6,799,876	6,799,876

Total potentially outstanding dilutive shares	13,749,876	9,089,876

Cash flows reporting

The Company has adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-24 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – AGREEMENT WITH BIOCHECK, INC.

On December 15, 2003, the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products.  The agreement was modified as of July 21, 2008. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received by BioCheck, Inc. As of September 30, 2009 no revenues were generated. Prior to its modification the agreement provided certain minimum annual royalty to be paid to the Company. The provision for minimum royalty payments has been eliminated. Therefore the receivable of $50,000 that was recognized was charged to bad debt in 2008.

NOTE 4 – RELATED PARTY TRANSACTIONS

An officer and director of the Company allows the Company to use space in his offices for records keeping and other business purposes.  The Company pays no rent for this space.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.  This same officer also provides services to the Company in the form of bookkeeping and tax preparation, for which the Company is billed. At September 30, 2009 and December 31, 2008 the Company owed the officer’s business $149,846 and $100,842, respectively, which is included in accrued expenses – related parties in the financial statements.

At September 30, 2009 the Company owed an officer $95,000 for unpaid salary pursuant to an agreement to pay $5,000 per month through September 30, 2006.

For additional related party transactions, see Note 5.

NOTE 5 – NOTES PAYABLE

On September 1, 2005, the Company obtained an unsecured loan in the amount of $25,000 from a corporate officer, $12,500 of which was repaid during 2008. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 1, 2008. At September 30, 2009 the principal balance and accrued interest of $5,098 were unpaid.

On November 25, 2005, the Company obtained an unsecured loan in the amount of $1,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008.  At September 30, 2009 the principal balance and accrued interest of $231 were unpaid.

On November 29, 2005, the Company obtained an unsecured loan in the amount of $10,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2008.  At September 30, 2009, the principal balance and accrued interest of $2,303 were unpaid.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated third party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 19, 2009.  At September 30, 2009 the Company had accrued interest of $1,119.

On October 16, 2008, the Company obtained an unsecured loan in the amount of $16,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at October 16, 2011. At September 30, 2009, the Company had accrued interest of $921.

On October 28, 2008, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at October 28, 2011.  At September 30, 2009, the Company had accrued interest of $277.

On November 3, 2008, the Company obtained an unsecured loan in the amount of $4,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at November 3, 2011.  At September 30, 2009, the Company had accrued interest of $211.

On December 1, 2008, the Company obtained an unsecured loan in the amount of $3,500 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at December 1, 2011.  At September 30, 2009 the Company had accrued interest of $174.

On February 12, 2009, the Company obtained an unsecured loan in the amount of $15,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at February 12, 2012.  At September 30, 2009, the Company had accrued interest of $567.

On February 12, 2009, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at February 12, 2012.  At September 30, 2009, the Company had accrued interest of $189.

On April 6, 2009, the Company obtained an unsecured loan in the amount of $15,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at April 6, 2012.  At September 30, 2009, the Company had accrued interest of $436.

On May 13, 2009, the Company obtained an unsecured loan in the amount of $12,500 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at May 13, 2012.  At September 30, 2009, the Company had accrued interest of $288.

On May 15, 2009, the Company obtained an unsecured loan in the amount of $13,000 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at May 15, 2012.  At September 30, 2009, the Company had accrued interest of $295.

On June 15, 2009, the Company obtained an unsecured loan in the amount of $750 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at June 15, 2012.  At September 30, 2009, the Company had accrued interest of $13.

On July 10, 2009, the Company obtained an unsecured loan in the amount of $2,500 from a corporate officer. The agreement provides for repayment of principal and interest accrued at 6% per annum at July 10, 2012.  At September 30, 2009, the Company had accrued interest of $34.

On September 9, 2009, the Company obtained an unsecured loan in the amount of $1,000 from a related party. The agreement provides for repayment of principal and interest accrued at 6% per annum at September 9, 2012.  At September 30, 2009, the Company had accrued interest of $3.

NOTE 6 – CAPITAL STOCK

Common Stock

During the nine months ended September 30, 2009 the Company did not sale any shares of common stock.

NOTE 7 – STOCK OPTIONS

During 2001, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest upon grant through 5 years.  At September 30, 2009, the Company has granted all 2,000,000 options permitted under this plan and of which 300,000 expired in 2008.

On July 13, 2004, the board of directors and the stockholders of the Company approved a stock option plan which provides for the granting of options to purchase up to 5,000,000 shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more then 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less then 110% of the fair value of the common stock at date of grant. The options granted vest upon grant through 5 years. At September 30, 2009, the Company has granted 4,750,000 options under this plan.

In the nine months ended September 30, 2009, the Company granted 4,660,000 options.

Stock options activity under the plans is summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price

Options at December 31, 2008	2,290,000	$0.55
Options issued (2004 Plan)	4,160,000	$0.05
Options issued (other)	500,000	$0.05
Options at September 30, 2009	6,950,000	$0.21

As of September 30, 2009 250,000 options are available for future grant under 2004 Plan and 300,000 options are available under 2001 Plan. A summary of the options outstanding and exercisable as of September 30, 2009 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life in Years

Options outstanding	6,950,000	$ 0.21	8.1
Options exercisable	6,950,000	$ 0.21	8.1

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2009 was $0.05.

Following is a summary of the status of the Company's nonvested stock options as of September 30, 2009 and the changes during the nine months ended September 30, 2009:

		Weighted
	Number of	Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value

Nonvested at January 1, 2009	0	$ 0.00
Granted	4,660,000	$ 0.05
Vested	(4,460,000)	$ 0.05
Forfeited	0	$ 0.00

Nonvested at September 30, 2009	0	$ 0.00

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2009

Expected term (in years)	5 years
Risk-free interest rate	2.23%
Expected dividend yield	0%
Expected volatility	230.14%

NOTE 8 — COMMITMENTS AND CONTINGENCIES

On August 1, 2001, the Company entered into an agreement with William Garland, PhD. In exchange for his services as the Company’s vice president and chief operating officer, he will receive a salary of $5,000 per month.  Additionally, he was to receive options to purchase 5,000 shares of the Company’s common stock exercisable at $3.00 each per month.  The Company granted to Mr. Garland 30,000 options on August 1, 2001 under this agreement.  Subsequently, the Company and Mr. Garland amended this agreement eliminating the monthly options but the Company has continued to pay $5,000 plus expense reimbursements and has also granted to Mr. Garland 440,000 options under the 2001 stock option plan and 2,300,000 options under the 2004 stock option plan. The agreement was terminated September 30, 2006. However, Mr. Garland is still providing services to the Company.

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “ID-Knockout” mice, sued the Company claiming approximately $200,000 in unpaid invoices. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agrees to forego all intellectual property rights in the mice and in the research, that it acknowledges belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court by November 15. At September 30, 2009 the Company has made $17,500 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $3,812. The Company has not made the required payment for the fourth quarter of 2008 and the three quarters of 2009, and is in default of this settlement agreement. Under the terms of the agreement upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through November 23, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

We have sub-licensed our rights to develop Id-based prognostics and diagnostics to BioCheck, Inc. (“sub-license”), a leading producer of clinical diagnostic assays . In June 2004 we signed a Development and Marketing Agreement with BioCheck under which we assigned BioCheck the exclusive rights to develop and market cancer prognostic and diagnostics in return for royalties and milestone payments. Pursuant to this sub-license BioCheck has been developing monoclonal antibodies for all four Id proteins (Id1, Id2, Id3, and Id4) for use in standard enzyme linked immunoassay or ELISA type assay tests and for kits for the detection of the proteins in tumors and other tissues.  We have filed patent applications covering these antibodies.  The Patent covering the Id-3 antibody was issued in April 2009. Under the terms of the BioCheck agreement, we own the rights to any therapeutic applications, while BioCheck retains the diagnostic rights, subject to our right to royalties and milestones.

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

We intend to contract out substantially all of the research and development work on our potential anti-cancer lead drug compounds. No employees were hired in the first three quarters of 2009. We do not expect to hire employees during the next twelve months unless we raise substantial additional capital in the range of $5 million.

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

As of September 30, 2009, we had $150 in cash as compared to $3,493 in cash at December 31, 2008. We do not have any available lines of credit.

Net cash used in operating activities during the nine months ended September 30, 2009 was $68,093 resulting in a net loss of $378,463 after taking into account significant non-cash charges for operating expenses during the quarter and other adjustments. We pay no rent to Martin Murray, a director and our Chief Financial Officer, Secretary and Treasurer, for the use of office space for file keeping and other business purposes.

As of September 30, 2009, our current liabilities exceeded our current assets by $695,004.  We anticipate that our minimum cash requirements to continue as a going concern for the next twelve months will be at least $70,000.

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

We do not currently have sufficient capital resources to finance our plan of operation through the fourth quarter of 2009. We will need to raise additional capital during the fourth quarter of 2009 in order to fund our plan of operation through 2009and into 2010. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise substantial additional capital through equity or debt financings or generate additional revenue to complete our development of lead anti-cancer drug compounds. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations through the fourth quarter of 2009 and into the first quarter of 2010, that any future equity financings will be successful, or that other potential financings through equity offerings, or otherwise, will be available on acceptable terms or at all. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms that we would otherwise. If we are unable to raise additional capital through the fourth quarter of 2009 we may have to further curtail or cease operations.

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

Not required.

Item 4.   Controls and Procedures.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2008, relating to fundamental elements of an effective control environment described in the 2008 Annual Report on Form 10-K, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no such change in our internal control over financial reporting because of the timing of the filing of Form 10-K in relation to the filing of the Form 10-Q, there was insufficient time for us to implement any material changes in internal control over financial reporting.

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

ANGIOGENEX, INC.

November 23, 2009	By:	/s/ William Garland
William Garland Chief Executive Officer

November 23, 2009	By:	/s/ Martin Murray
Martin Murray Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)