Form 10-Q
period 2017-09-30
AngioGenex, Inc.
filed 2017-11-14
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017.
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number: 000-26181

AngioGenex, Inc.
(Name of small business issuer in its charter)

Nevada	86-0945116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
425 Madison Ave, Ste 902, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (347) 468 6799

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T, (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised

financial accounting standards provided pursuant to section 13(a) of the Exchange Act         [   ]

At November 13, 2017, there were 29,386,667 shares of the registrant‘s common stock issued and outstanding.

AngioGenex, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$625,129	$272,471
Prepaid expenses	30,600	-
TOTAL CURRENT ASSETS	655,729	272,471
TOTAL ASSETS	$655,729	$272,471
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$528,494	$396,527
Accounts payable and accrued expenses - related parties	470,469	368,143
Notes payable	11,000	11,000
Notes payable - related parties	127,750	127,750
Accrued interest	25,446	23,547
Accrued interest - related parties	72,952	68,862
TOTAL CURRENT LIABILITIES	1,236,111	995,829
LONG-TERM LIABILITIES
Notes payable, related parties	27,450	27,450
	27,450	27,450
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 150,000,000 shares authorized, $0.001 par value;
26,366,667 and 25,366,667 shares issued and outstanding, respectively	26,367	25,367
Shares issuable, 3,020,000 and 1,000,000 shares of common stock, respectively	3,020	1,000
Additional paid-in capital	5,875,790	5,116,065
Accumulated deficit	(6,513,009)	(5,893,240)
TOTAL STOCKHOLDERS' DEFICIT	(607,832)	(750,808)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$655,729	$272,471

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
EXPENSES
Research and development	$17,997	$14,037	$252,923	$67,996
General and administrative	99,980	126,389	357,890	376,614
TOTAL OPERATING EXPENSES	117,977	140,426	610,813	444,610

LOSS FROM OPERATIONS	(117,977)	(140,426)	(610,813)	(444,610)

OTHER EXPENSE
Other expense	(207)	(107)	(662)	(196)
Interest expense, net	(2,927)	(2,692)	(8,294)	(8,029)
TOTAL OTHER EXPENSE	(3,134)	(2,799)	(8,956)	(8,225)

LOSS BEFORE INCOME TAXES	(121,111)	(143,225)	(619,769)	(452,835)

INCOME TAXES	-	-	-	-

NET LOSS	$(121,111)	$(143,225)	$(619,769)	$(452,835)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING -
BASIC AND DILUTED	28,878,624	25,179,178	27,213,187	24,264,178

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months
	Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(619,769)	$(452,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation issuance of common stock options	9,545	293,058
Issuance of common stock for services rendered - related party	3,200	87,500
Changes in operating assets and liabilities:
Prepaid expenses	(30,600)	-
Accounts payable and accrued expenses	131,967	(910)
Accounts payable and accrued expenses, related party	102,326	(17,568)
Accrued interest	1,899	1,907
Accrued interest – related parties	4,090	6,122
Net cash used in operating activities	(397,342)	(82,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	5,000
Proceeds from common stock subscription	750,000	100,000
Net cash provided by financing activities	750,000	105,000

Net increase in cash	352,658	22,274
Cash, beginning of period	272,471	886
Cash, end of period	$625,129	$23,160

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$2,397	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in settlement of notes payable	$-	$35,000
Issuance of common stock in settlement of accrued liabilities - related party	$-	$80,000

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include AngioGenex, Inc., and its wholly owned subsidiary AngioGenex Therapeutics, Inc.  AngioGenex, Inc. (“AngioGenex” or the “Company”) was incorporated in the State of New York on March 31, 1999. AngioGenex, Inc. is a bio-pharmaceutical company dedicated to the development and commercialization of a novel, inexpensive treatment for vascular diseases including many forms of cancer, and macular degeneration.

NOTE 2 – LIQUIDITY AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception. The future of the Company is dependent upon additional financing and revenue to fund its research and development activities and to support operations. In July 2017 the Company sold 3,000,000 shares of common stock for proceeds of $750,000, however, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Food and Drug Administration will grant future approval of the Company’s prospective products or that profitable operations can be attained as a result thereof. The financial statements do not include any adjustment to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company anticipates that its principal source of funds for the next year will be the issuance of additional equity or debt instruments for cash. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Without additional capital, the Company's ability to continue to operate will be limited.

Based on the Company's current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through November 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing. Collectively, these factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3 – BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements of AngioGenex, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the annual financial statements and related disclosures included in the audited financial statements for the year ended December 31, 2016.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of September 30, 2017, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the audited financial statements for the year ended December 31, 2016.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entities expect to receive in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-10, Revenue from contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company has determined that they will elect the modified retrospective transition method, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening accumulated deficit balance. Since the Company does not expect to have any open contracts with customers as of December 31, 2017, the adoption of this standard is not expected to have a material impact on the Company's financial statements.

NOTE 4 – AGREEMENT WITH MEMORIAL SLOAN KETTERING CANCER CENTER (“MSKCC”)

In July 2017 the Company executed a service agreement with MSKCC, a related party, to provide pre-clinical research services in connection with the development and Investigational New Drug (IND) Application for the Company’s lead compound and its derivatives. The effective date of the agreement is February 2, 2017, and $250,000 of fees and costs have been incurred as of September 30, 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of accounting, bookkeeping and tax preparation, for which the Company is billed. At September 30, 2017 and 2016, the Company owed the officer’s business $153,315 and $140,919, respectively, which is included in accounts payable and accrued expenses – related parties in the financial statements.

At September 30, 2017 and 2016, the Company owed an officer $95,000 for unpaid salary pursuant to an agreement.

NOTE 6 – NOTES PAYABLE

At September 30, 2017, the Company’s loans from related parties total $155,200 of principle and accrued interest of $72,952. The interest rate on these notes vary from 0% to 6%. Related parties include directors, officers, stockholders and stock option holders.

At September 30, 2017, the Company’s loans from unrelated parties total $11,000 in principle and $6,634 of accrued interest. The interest rate on these notes is 6%, and the principal and accrued interest is due on demand.

On June 6, 2016, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The loan was settled on August 15, 2016, by issuance of 31,250 shares of common stock.

On June 10, 2016, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The loan was repaid on July 6, 2016

The principal maturity on all of these notes payable (including related parties and non-related parties) is as follows:

September 30, 2018	$ 138,750
September 30, 2019	-
September 30, 2020	4,700
September 30, 2021	-
Thereafter	22,750
$ 166,200

NOTE 7 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.001 par value common stock

In July 2017 the Company sold 3,000,000 shares of common stock to related parties at $0.25 per share for proceeds of $750,000. The shares are issuable as of September 30, 2017.

In September 2017 the Company issued 20,000 shares, valued at $3,200, as compensation for services rendered. The expense is included on the condensed consolidated statement of operations for the periods ended September 30, 2017. The shares are issuable as of September 30, 2017.

NOTE 8 – STOCK OPTIONS AND WARRANTS

The Company did not grant any options during the nine months ended September 30, 2017. As of September 30, 2017, 3,140,000 options are available under the 2012 Plan.

The following table summarizes information regarding outstanding stock option grants as of September 30, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.01-0.05	6,659,999	3.10	$0.04	6,659,999	0.04
0.08-0.10	3,570,000	3.63	0.08	2,920,000	0.08
0.17-0.20	2,060,000	1.80	0.18	2,060,000	0.18

$0.01-0.20	12,289,999	3.04	$0.08	11,639,999	$0.07

Compensation expense of ($76,329) and $19,711 has been recognized for stock options for the three months ended September 30, 2017 and 2016, respectively, and $9,545 and $293,058 for the nine months ended September 30, 2017 and 2016, respectively. The aggregate intrinsic value of the outstanding and exercisable options at September 30, 2017 was $1,053,200 and $1,001,200, respectively. At September 30, 2017, $51,054 of unamortized compensation expense for unvested options is expected to be recognized over the next two years.

The Company granted 200,000 stock options to a consultant, 100,000 will vest upon submission of an IND application, and 100,000 upon the commencement of the Phase I human clinical trial. The first stock options is accounted for as a variable option award and will be adjusted each reporting period to reflect the estimated fair value until such filing is obtained. The second award is contingent upon an event (initiation of a clinical trial) in the future. Under the second option, management cannot determine if this event is probable at this time. The fair value of these options as of September 30, 2017 is $24,933. The change in value of ($15,988) has been included with stock based compensation for the nine months ended September 30, 2017.

At September 30, 2017, the Company had no warrants outstanding.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “Id-Knockout” mice, sued the Company claiming approximately $200,000 in unpaid invoices. AngioGenex’ response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agreed to forego all intellectual property rights in the mice and in the research that it acknowledged belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court in November of 2007. At September 30, 2017 the Company has made $17,500 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $18,812. The Company has not made the required payments since the fourth quarter of 2008, and is in default of this settlement agreement. Under the terms of the agreement upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio as of the filing of this document and has not accrued the potential additional settlement or related interest.

In the ordinary course of business, in addition to the above disclosed matter, the Company may be contingently liable for other litigation and a party to claims. Management believes that adequate provisions have been made where required for such contingencies. Although the extent of potential costs and losses, if any, is uncertain, management believes that the ultimate resolution of such contingencies will not have an adverse effect on the consolidated financial position, results of operations or cash flows of the Company

NOTE 10 — NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and issuable during the periods presented. The computation of diluted loss per share is similar to the computation of basic loss per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive.

The Company has 12,289,999 common stock options outstanding as of September 30, 2017 and September 30, 2016. These options are excluded from the calculation as they are antidilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2017 and 2016, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.

Our MD&A is intended to enable readers to gain an understanding of our current operating results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of our registration statement on Form 10 filed on September 29, 2017, and below in the section titled “Special Note Regarding Forward-Looking Statements” and that could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

Special Note Regarding Forward-Looking Statements

In this document we make a number of statements, referred to as “forward-looking statements,” that are intended to convey our expectations or predictions regarding our product development and commercialization goals and expectations, our plans and anticipated timing and results of clinical development activities, potential market opportunities, revenue expectations and the potential advantages and applications of our products and product candidates under development, include forward-looking statements that involve risks and uncertainties.

These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.

You can generally identify forward-looking statements through words and phrases such as “WILL,” “SEEK,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “EXPECT,” “INTEND,” “PLAN,” “BUDGET,” “PROJECT,” “MAY BE,” “MAY CONTINUE,” “MAY LIKELY RESULT,” and similar expressions. When reading any forward looking-statement, you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that our actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•

expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidate or any other products we may acquire or in-license;

•

expectations for increases or decreases in expenses;

•

our use of clinical research organizations and other contractors;

•

whether or not markets for our products develop and, if they do develop, the pace at which they develop;

•

expectations for generating revenue or becoming profitable on a sustained basis;

•

expectations or ability to enter into marketing and other partnership agreements;

•

our ability to attract and retain the qualified personnel to implement our growth strategies;

•

our ability to obtain approval from the Food and Drug Administration (“FDA”) for our products;

•

acceptance of our products by doctors, patients or payors;

•

availability of reimbursement for our products;

•

our ability to obtain and then protect the patents on our proprietary technology;

•

our ability to fund our short-term and long-term operating needs;

•

estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•

changes in our business plan and corporate strategies; and

•

other risks and uncertainties discussed in greater detail in the sections of this document, including those captioned “Risk Factors” and “Financial Information.”

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Form 10Q. All forward-looking statements are made as of the date of this Form 10Q and the risk that the actual results will differ materially from the expectations expressed in this Form 10Q will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Form10Q, whether as a result of new information, future events, changed circumstances or any other reason. In the light of significant uncertainties inherent in the forward-looking statements included in this Form 10Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10Q will be achieved.

1. Executive Summary

Background and History of the Company. AngioGenex, Inc., and our wholly owned subsidiary AngioGenex Therapeutics, Inc. (“AngioGenex”, “we”, “us”, “our”, or the “Company”) is a public bio-pharmaceutical company dedicated to the development and commercialization of a novel, inexpensive treatment for vascular diseases including many forms of cancer and macular degeneration.

The Science – Discovering the Target. Since their discovery more than twenty years ago, Dr. Robert Benezra, the Company Chief Scientific and Executive Officer and a Member at Memorial Sloan Kettering Cancer Center (“MSKCC”), has been pursuing the role of the “Id” genes, and the proteins they express, in stimulating intrinsic tumor cell growth and blood vessel development to support that growth that occurs both in early fetal development, and the pathology of numerous important diseases. Subsequent experiments by Dr. Benezra with an “Id knock-out” mouse suggested that interfering with Id protein activity might prevent the establishment and spread of tumors that normally “dupe” the body into activating the Id mechanism for cancer cell proliferation and to create the new blood vessels cancer cells need to grow and spread. The role of the Id proteins as targets for neovessels and tumor cell proliferation, as well as metastasis, was further discussed in numerous scientific articles. The articles also discuss the Id mechanism and potential for disease prevention.

The Company’s bio-pharmaceutical technology and its development plans are based on the hypothesis that Id protein-supported cell proliferation and neo-vascularization is central to the pathology of many forms of cancer and macular degeneration (a disease characterized by unregulated blood vessel growth in the eye), and that the inhibition of Id has a powerful positive effect on preventing the progression of many forms of cancer and macular degeneration.

The Company – Business Strategy. AngioGenex was created to capture the full potential of the Id platform. We currently own unencumbered exclusive worldwide rights under issued and pending patents to a novel class of drugs that target the Id proteins. Central to this strategy is our symbiotic relationship with MSKCC, which includes a coordinated research and development (“R&D) program and clinical trial plan. MSKCC holds common stock in the Company that was granted in return for the efforts it contributed to Dr. Benezra’s early efforts in discovering the role of the Id proteins and their potential as targets for disease intervention.

Product Development – Designing and Testing Novel Drugs. With the Company confident that the cell biology suggesting the importance of the target was established (as suggested in the following publications:  “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (Candia et al, Proceedings of The National Academy of Sciences 2003) and “The Id proteins and Angiogenesis”  (Benezra, Rafii, Lyden, Oncogene 2001), the next step was to try to hit that target with a drug that would inhibit Id, and prevent the process of tumor cell proliferation and new blood vessel formation, thereby impeding the spread of cancer cells. Attempting to do so required the creation of a company to complete the medicinal chemistry and preclinical development. Commercializing the concept required raising seed capital, organizing a team with the expertise to identify the target’s molecular structure, conducting high through-put screening and rational drug design modeling, securing the intellectual property protecting its findings and conducting the pre-clinical experiments with the most active “hits.” The Company was created for that purpose, and focused on developing this platform technology into the first Id-inhibitor drug. AngioGenex has accomplished key benchmarks since its inception by incubating the technology, and concretizing the concept in the form of active proprietary chemical compounds, small molecules such as our two lead drug candidates that, based on unpublished data, the Company believes to have shown specific activity in various animal models of various cancers and macular degeneration.

Our two lead drug candidates are AGX51 and its derivative AGX51-α, with AGX51-α being the first drug candidate we are testing towards an Investigational New Drug Application (“IND”). The Company also has a number of other proprietary small molecules. Focusing on the exact three-dimensional atomic structure of the Id protein, our chemists designed drugs that we believe bind to the Id proteins and inhibit their activity, based on unpublished experimental data regarding the drugs’ activity in in vitro tests, and from animal models of breast cancer and macular degeneration. The goal of these experiments was to see if, in pre-clinical models, AGX51-α and AGX51’s other derivatives can reproduce the impact of Id gene deletion in preventing the Id proteins from performing their role in support of the establishment and spread of cancer. The Company’s working hypothesis is that the Company’s drugs interfere with Id activity both in the tumor cells themselves and the vessels that support their growth, and that this dual activity might support the Company’s attempts to establish the superior performance of AGX51-α over other drugs which only inhibit blood vessel growth.

Competition. We believe that there is no other company developing an Id-based therapeutic, diagnostic or prognostic product. However, there are a large number of competitors developing cancer therapeutics based on an anti-angiogenic approach. There are also a significant number of companies developing therapeutics and diagnostics based on other technologies.

The leading drugs in the field of anti-angiogenic drug therapy are Genentech’s Avastin for cancer (approximately $6.6 billion in sales in 2013) and Regeneron’s Eylea for macular degeneration (whose sales have lifted the company’s market cap to over $40 billion). Both target a different molecule (Vascular Endothelial Growth Factor) that is active in normal adult biology (side effects) with anti-bodies or “biologics.”

Corporate Strategy – Pre-Clinical and Clinical Development. The Company’s drugs (including our two lead drug candidates AGX51 and its derivative AGX51-α) are at the pre-clinical stage of development. Our Company would like to ultimately develop different Id-inhibitor drugs to treat cancer and macular degeneration. As a corporate strategy, the cancer program (i.e. AGX51) is on hold pending the receipt of sufficient resources or partnerships and we have determined to move first with the macular degeneration program (i.e. AGX51-α).

For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For AGX51-α, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.9 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million. We estimate that we are only able to fund our current operations through June 2018 and will need to raise at least $1.2 million in capital to fund our pre-clinical development plan and related operational expenses.

To elaborate, our team is poised to take one of our two lead compounds AGX51-α through this pre-clinical testing in 15-18 months and then into the clinic for testing in age related macular degeneration (“ARMD”). We elected to pursue the ARMD indication first, rather than any form of cancer, because of the relatively lower cost of doing so and our belief, based on the work we have done on AGX51 at the Wilmer Eye Institute, that there is greater predictability in relation to the pre-clinical animal model data for the ARMD indication. Our current plan is to complete pre-clinical work for the filing of an IND in the ocular indication initially and conduct a Phase I/IIA clinical trial thereafter. The Company will need to raise between 6 and 10 million dollars in additional capital to do so, but has chosen to wait until the completion of the IND application as it expects to be able to do so on better terms at that time. If sufficient additional funds are raised, or if a partnership is obtained for eye disease drug development, those IND funds would be re-allocated to a cancer IND for AGX51 or one of its other identified proprietary molecules derivative of AGX51. If successful, that IND would be followed by Phase I/II clinical trials in patients with high risk of metastatic progression at MSKCC, under the supervision of Dr. Larry Norton, (Deputy Physician-in-Chief at MSKCC and Medical Director of the Evelyn H. Lauder Breast Center) the Head of the AngioGenex Scientific Advisory Board. With the initiation of these trials, designed to establish safety and proof of principle in humans, the Id story will have come full circle, from a basic biological finding in an academic lab to the discovery of an active chemical inhibitor to be tested on real patients in a clinic at the very institute where it all began. If we raise sufficient resources we would conduct both the oncology and ocular programs simultaneously.

Our Experiments. The essential non-confidential information describing the scientific foundation of AngioGenex' proprietary technology and its experimental support is described in detail in the PCT patent application (see Exhibit 99.1 to our Form 10 filed with the SEC on September 29, 2017) and the following publication: “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (Candia et al, Proceedings of The National Academy of Sciences 2003). The aforementioned PCT patent application describes numerous experiments that produced the data supporting the patent claims. Additionally, the aforementioned publication describes experiments with a widely accepted model of breast cancer with experimental breast cancer prone "herceptin" mice.

The Path Forward. If we successfully complete the pre-clinical work, the next step will be the first human clinical testing of AGX5α regarding safety and preliminary efficacy. To do so we will seek further financing or a corporate partner for the completion of testing and the ultimate marketing of the drug. Our goal is to achieve interim milestones toward FDA approval in a number of disease indications with distinct proprietary pharmaceutical products.

Financial History. As a research and development company, we have incurred significant losses since inception. We had an accumulated deficit of $6,513,009 as of September 30, 2017.  These losses have resulted principally from costs incurred in connection with R&D activities, license fees and general and administrative expenses.

2. Financial Information

Overview

The Company’s drugs (including our two lead drug candidates AGX51 and its derivative AGX51-α) are at the pre-clinical stage of development. Our Company would like to ultimately develop different Id-inhibitor drugs to treat cancer and macular degeneration. As a corporate strategy, the cancer program (i.e. AGX51) is on hold pending the receipt of sufficient resources or partnerships and we have determined to move first with the macular degeneration program (i.e. AGX51-α).

For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For AGX51-α, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.9 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million.

To elaborate, our team is poised to take one of our two lead compounds AGX51-α through this pre-clinical testing in 15-18 months and then into the clinic for testing in macular degeneration. Our current plan is to complete pre-clinical work for the filing of an IND in the ocular indication initially and conduct a Phase I/IIA clinical trial thereafter. The Company will need to raise between 6 and 10 million dollars in additional capital to do so, but has chosen to wait until the completion of the IND application as it expects to be able to do so on better terms at that time. If sufficient additional funds are raised, or if a partnership is obtained for eye disease drug development, those IND funds would be re-allocated to a cancer IND for AGX51 or one of its other identified proprietary molecules derivative of AGX51. If successful, that IND would be followed by Phase I/II clinical trials in patients with high risk of metastatic progression at MSKCC, under the supervision of Dr. Larry Norton, (Deputy Physician-in-Chief at MSKCC and Medical Director of the Evelyn H. Lauder Breast Center) the Head of the AngioGenex Scientific Advisory Board. With the initiation of these trials, designed to establish safety and proof of principle in humans, the Id story will have come full circle, from a basic biological finding in an academic lab to the discovery of an active chemical inhibitor to be tested on real patients in a clinic at the very institute where it all began.

We have limited financial resources and we will need to raise substantial additional funding in order to execute these plans. If we raise sufficient resources we would conduct both the oncology and ocular programs simultaneously.

Comparison of Results of Operations for the Three Months ended September 30, 2017 and 2016

Revenues

We had no revenues for the three months ended September 30, 2017 and September 30, 2016.

Research and Development Expenses

For the three months ended September 30, 2017 and 2016, total research and development costs were $17,997 and $14,037, respectively. The increase is due to expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The Company incurred $100,000 in connection with research performed at laboratories in the three months ended September 30, 2017. Stock-based compensation of ($82,003) and $14,037 was included in research and development expenses for the three months ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses

For the three months ended September 30, 2017 and 2016, total general and administrative expenses were $99,980 and $126,389, respectively. General and administrative expenses include office expenses, professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, patent counsel fees and costs, including the maintenance of existing intellectual property. The decrease is comprised primarily of a decrease in professional fees.

We expect general and administrative expenses to increase overall through 2017 as we continue as a publicly reporting company. The non-recurring portions of the process of returning to a public reporting status are complete. We anticipate continued increased professional fee expenses associated with ongoing public reporting requirements and increased use of outside accounting and legal services for our continued operations and any financings.

Operating Loss

For the three months ended September 30, 2017, operating loss was $117,977 as compared with $140,426 for the three months ended September 30, 2016. The decrease in operating loss is due to decrease in professional fees offset by additional expenditures related to research and development, which are described above.

We expect to incur continued operating losses through 2017 as we continue to develop Id Inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the three months ended September 30, 2017, the interest expense of approximately $3,000 was essentially unchanged as compared with the same period in 2016.

Comparison of Results of Operations for the Nine Months ended September 30, 2017 and 2016

Revenues

We had no revenues for the nine months ended September 30, 2017 and September 30, 2016.

Research and Development Expenses

For the nine months ended September 30, 2017 and 2016, total research and development costs were $252,923 and $67,996, respectively. The increase is due to expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. Stock-based compensation of ($7,477) and $67,996 was included in research and development expenses for the nine months ended September 30, 2017 and 2016, respectively. The Company incurred $260,400 in connection with research performed at laboratories for the nine months ended September 30, 2017.

General and Administrative Expenses

For the nine months ended September 30, 2017 and 2016, total general and administrative expenses were $357,890 and $376,614, respectively. General and administrative expenses include office expenses, professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, patent counsel fees and costs, including the maintenance of existing intellectual property. The increase is due to additional office expenses.

We expect general and administrative expenses to increase through 2017 as we complete the process of returning to a public reporting status. Once the non-recurring portions of the process of returning to a public reporting status are complete, we anticipate continued increased professional fee expenses associated with ongoing public reporting requirements and increased use of outside accounting and legal services for our continued operations and any financings.

Operating Loss

For the nine months ended September 30, 2017, operating loss was $610,813 as compared with $444,610 for the nine months ended September 30, 2016. The increase in operating loss is due to additional expenditures related to research and development and professional fees associated with patent support and accounting expenses, which are described above.

We expect to incur continued operating losses through 2017 as we continue to develop Id Inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the nine months ended September 30, 2017, the interest expense of approximately $8,000 was essentially unchanged as compared with the same period in 2016.

Liquidity and Capital Resources

We require significant additional cash resources to fund the expenditures necessary to maintain our operating infrastructure, to pay for research and development activities, and to pay our personnel and management team. As we seek to further expand our pre-clinical and clinical programs and expand our intellectual property portfolio, we will need cash to fund such activities and enable in-licensing opportunities and other research and development endeavors.

The Company’s significant development milestone is the filing of its first IND application with the FDA for its lead drug candidate, AGX51-α, for the treatment of macular degeneration. Reaching the goal of the filing of the IND will require that the Company conduct animal toxicity studies in two separate species, a series of tests to determine how the drug is absorbed, distributed and cleared from the body, and a series of chemistry experiments to determine, among other things, the stability and shelf life of the drug. The Company has contracted with MSKCC to perform this work under the MSKCC Services Agreement. The timely and successful completion of this work will allow the Company to seek FDA permission in the 4th - quarter of 2018 to test AGX51-α in human volunteers via the filing of an IND. The Company anticipates a total cost of approximately $1.9 million to accomplish this work in approximately eight to 24 months under the current agreement with MSKCC. The Company lacks all of the funding necessary to complete the tasks and will require additional capital to do so. The Company intends to obtain the funds necessary to complete the pre-clinical work needed to accomplish this significant milestone from new and existing investors and insiders.

We have historically relied on financing activities to provide the cash needed for our operating expenses. As of September 30, 2017, we had cash of $625,129.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 2018 that the Company requires additional capital either in the form of a private placement of common stock or debt that will generate sufficient operating cash flows to fund operations. Without additional capital, the Company's ability to continue to operate will be limited.

Without such financings, however, we would be unable to continue operations. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Our independent registered public accounting firm has stated in their audit report on our December 31, 2016 financial statements dated June 27, 2017 that there is substantial doubt about our ability to continue as a going concern.

Operating Activities

Cash used for operating activities for the nine months ended September 30, 2017 was $397,342 compared to $82,726 for the same period in 2016. The increase is due to increased activity related to research and development and professional fees associated with patent support, auditing, bookkeeping and accounting services.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was secured by issuance of 3,000,000 shares of common stock to related parties at $0.25 per share for proceeds of $750,000. Cash provided by financing activities for the nine months ended September 30, 2016 were secured through the issuance of common stock for $100,000, and issuance of $5,000 notes payable, net of $5,000 repayment.

Off-Balance Sheet Arrangements

At September 30, 2017, we had no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. As of September 30, 2017, we do not believe we are exposed to significant market risks due to changes in United States interest rates or foreign currency exchange rates as measured against the United States dollar.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of the period covered by this quarterly report on Form 10-Q, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no material legal proceedings pending.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Item 1A, “Risk Factors” in our Form 10 filed on September 29, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Form 10.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following shares were not registered under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were payable with respect to the following transaction.

In July 2017, the Company sold to private investors 3,000,000 shares at $0.25 per share for proceeds of $750,000.

In September 2017 the Company issued 20,000 shares, valued at $3,200, as a compensation for services rendered.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibit, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2017

ANGIOGENEX INC.

By: /s/ Robert Benezra

Robert Benezra, Ph.D.,

Chief Executive Officer
(Principal Executive Officer)

By: /s/ Martin Murray

Martin Murray,

Chief Financial Officer

(Principal Financial and

Accounting Officer)