Form 10-K
period 2017-12-31
AngioGenex, Inc.
filed 2018-04-02
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number: 000-26181

AngioGenex, Inc.
(Name of small business issuer in its charter)

Nevada	86-0945116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
425 Madison Ave, Ste 902, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (347) 468 6799

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was $8,597,394, based on the most recent quoted stock price of common shares on June 30, 2017, at $0.60 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 30, 2018, there were 29,386,667 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders, scheduled for December 27, 2018, have been incorporated by reference into this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

Special Note Regarding Forward-Looking Statements

In this document we make a number of statements, referred to as “forward-looking statements,” that are intended to convey our expectations or predictions regarding, among other things, our product development and commercialization goals and expectations, our plans and anticipated timing and results of clinical development activities, potential market opportunities, revenue expectations and the potential advantages and applications of our products and product candidates under development. Such forward-looking statements involve risks and uncertainties.

These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.

You can generally identify forward-looking statements through words and phrases such as “WILL,” “SEEK,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “EXPECT,” “INTEND,” “PLAN,” “BUDGET,” “PROJECT,” “MAY BE,” “MAY CONTINUE,” “MAY LIKELY RESULT” and similar expressions. When reading any forward looking-statement, you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•

expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

•

expectations for increases or decreases in expenses;

•

our use of clinical research organizations and other contractors;

•

whether or not markets for our products develop and, if they do develop, the pace at which they develop;

•

expectations for generating revenue or becoming profitable on a sustained basis;

•

expectations for or ability to enter into marketing and other partnership agreements;

•

our ability to attract and retain qualified personnel to implement our growth strategies;

•

our ability to obtain approval from the United States Food and Drug Administration (“FDA”) for our products;

•

acceptance of our products by doctors, patients or payors;

•

availability of reimbursement for our products;

•

our ability to obtain and then protect the patents on our proprietary technology;

•

our ability to fund our short-term and long-term operating needs;

•

estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•

changes in our business plan and corporate strategies; and

•

other risks and uncertainties discussed in greater detail in this document, including those sections captioned “Risk Factors” and “Financial Information.”

Any of the assumptions underlying any forward-looking statement could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statement included in this registration statement. All forward-looking statements are made as of the date of this registration statement and the risk that the actual results will differ materially from the expectations expressed in this registration statement may increase with the passage of time. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement after the date of this registration statement, whether as a result of new information, future events, changed circumstances or for any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this registration statement, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives or expectations set forth in this registration statement will be achieved.

PART I

ITEM 1.  BUSINESS

1. Executive Summary.

Background and History of the Company. AngioGenex, Inc., and our wholly owned subsidiary AngioGenex Therapeutics, Inc. (“AngioGenex,” “we,” “us,” “our” or the “Company”) is a public bio-pharmaceutical company dedicated to the development and commercialization of a novel, inexpensive treatment for vascular diseases including many forms of cancer and macular degeneration. The Company was incorporated in the state of Nevada on April 2, 1999.

The Science – Discovering the Target. Since the discovery of “Id” genes more than 20 years ago, Dr. Robert Benezra, the Company’s Chief Scientific and Executive Officer (“CEO” and “CSO”) and a Member at Memorial Sloan Kettering Cancer Center (“MSKCC”), has been pursuing the role of Id genes, and the proteins they express, in stimulating intrinsic tumor cell growth and blood vessel development to support such growth that occurs both in early fetal development and in the pathology of numerous important diseases. Subsequent experiments by Dr. Benezra with an “Id knock-out” mouse suggested that interfering with Id protein activity might prevent the establishment and spread of tumors that normally “dupe” the body into activating the Id mechanism for cancer cell proliferation and creating the new blood vessels cancer cells need to grow and spread. The role of the Id proteins as targets for neovessels and tumor cell proliferation, as well as metastasis, was further discussed in numerous scientific articles. The articles also discuss the Id mechanism and potential for disease prevention.

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

The Company – Business Strategy. AngioGenex was created to capture the full potential of the Id platform. We currently own what we believe are unencumbered exclusive worldwide rights under issued and pending patents to a novel class of drugs that target the Id proteins. Central to this strategy is our symbiotic relationship with MSKCC, which includes a coordinated research and development (“R&D”) program and clinical trial plan. MSKCC holds common stock in the Company that was granted in return for the efforts it contributed to Dr. Benezra’s early efforts in discovering the role of the Id proteins and their potential as targets for disease intervention.

Product Development – Designing and Testing Novel Drugs. With the Company confident that the cell biology suggesting the importance of the target was established (as suggested in the following publications:  “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (Candia et al, Proceedings of The National Academy of Sciences 2003) and “The Id proteins and Angiogenesis”  (Benezra, Rafii, Lyden, Oncogene 2001)), the next step was to try to hit that target with a drug that would inhibit Id, and prevent the process of tumor cell proliferation and new blood vessel formation, thereby impeding the spread of cancer cells. Attempting to do so required the creation of a company to complete the medicinal chemistry and preclinical development. Commercializing the concept required raising seed capital, organizing a team with the expertise to identify the target’s molecular structure, conducting high through-put screening and rational drug design modeling, securing the intellectual property protecting findings and conducting the pre-clinical experiments with the most active “hits.” The Company was created for that purpose, and focused on developing this platform technology into the first Id-inhibitor drug. AngioGenex has accomplished key benchmarks since its inception by incubating the technology and concretizing the concept in the form of active proprietary chemical compounds - small molecules such as our two lead drug candidates that, based on unpublished data, the Company believes to have shown specific activity in various animal models of various cancers and macular degeneration.

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

The leading drugs in the field of anti-angiogenic drug therapy are Genentech’s Avastin for cancer (approximately $6.8 billion in sales in 2016) and Regeneron’s Eylea for macular degeneration (whose sales have lifted the company’s market cap to over $40 billion). Both target a different molecule (Vascular Endothelial Growth Factor) that is active in normal adult biology with anti-bodies or “biologics.”

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

For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For AGX51-α, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.9 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million. We estimate that we are only able to fund our current operations through June 2018 and will need to raise at least $1.5 million in capital to fund our pre-clinical development plan and related operational expenses.

To elaborate, our team is poised to take one of our two lead compounds AGX51-α through this pre-clinical testing in 15-18 months and then into the clinic for testing in age-related macular degeneration (“ARMD”). We elected to pursue the ARMD indication first, rather than any form of cancer, because of the relatively lower cost of doing so and our belief, based on the work we have done on AGX51 at the Wilmer Eye Institute, that there is greater predictability in relation to the pre-clinical animal model data for the ARMD indication. Our current plan is to complete pre-clinical work for the filing of an IND in the ocular indication initially and conduct a Phase I/IIA clinical trial thereafter. The Company will need to raise between $6 million and $10 million in additional capital to do so, but has chosen to wait until the completion of the IND application as it expects to be able to do so on better terms at that time, depending on the results of the pre-clinical work. If sufficient additional funds are raised, or if a partnership is obtained for eye disease drug development, those IND funds would be re-allocated to a cancer IND for AGX51 or one of its other identified proprietary molecules derivative of AGX51. If successful, that IND would be followed by Phase I/II clinical trials in patients with high risk of metastatic progression at MSKCC, under the supervision of Dr. Larry Norton (Deputy Physician-in-Chief at MSKCC and Medical Director of the Evelyn H. Lauder Breast Center), the Head of the AngioGenex Scientific Advisory Board. With the initiation of these trials, designed to establish safety and proof of principle in humans, the Id story will have come full circle, from a basic biological finding in an academic lab to the discovery of an active chemical inhibitor to be tested on real patients in a clinic at the very institute where it all began. If we raise sufficient resources we would conduct both the oncology and ocular programs simultaneously.

Our Experiments. The essential non-confidential information describing the scientific foundation of AngioGenex’s proprietary technology and its experimental support is described in detail in the PCT patent application (see Exhibit 99.1 to our Form 10 (the “Form 10”) filed with the United States Securities and Exchange Commission (the “SEC”) on September 29, 2017) and the following publication: “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (Candia et al, Proceedings of The National Academy of Sciences 2003). The aforementioned PCT patent application describes numerous experiments that produced the data supporting the patent claims. Additionally, the aforementioned publication describes experiments with a widely accepted model of breast cancer with experimental breast cancer prone “herceptin” mice.

The Path Forward. If we successfully complete the pre-clinical work, the next step will be the first human clinical testing of AGX51-α regarding safety and preliminary efficacy. To do so we will seek further financing or a corporate partner for the completion of testing and the ultimate marketing of the drug. Our goal is to achieve interim milestones toward FDA approval in a number of disease indications with distinct proprietary pharmaceutical products.

Financial History. As a research and development company, we have incurred significant losses since inception. We had an accumulated deficit of $6,576,269 as of December 31, 2017.  These losses have resulted principally from costs incurred in connection with R&D activities, license fees and general and administrative expenses.

2. Scientific and Technical Overview. Cancer is a genetic disease resulting in deregulated cell growth. Tumor suppressor genes and oncogenes inhibit or stimulate cell proliferation, respectively, and are normally in balance.  Mutations in either or both of these gene classes can lead to cancer. Over the past 20 years, much research has focused on inhibiting the growth of tumor cells by altering either the activity of oncogenes or tumor suppressors so that normal growth properties are restored. This approach has met with limited success for several reasons. Tumor cells can acquire mutations rapidly and drugs designed to kill the tumor cell or alter protein activity are often countered with further mutations leading to drug resistance. In addition, many of the oncogenes and tumor suppressors have normal counterparts that are required for normal cell functions so that inhibiting their activity often causes serious side effects and toxicities. Finally, the mechanisms of action of some oncogenes and tumor suppressors are poorly understood, thus limiting the development of more specific drug therapies. For these reasons, alternate approaches to the management of and cure for cancer have been actively pursued.

The Anti-Angiogenic Approach. One anticancer approach that has received much attention in recent years is targeting of the blood supply of the tumor. If tumors are prevented from recruiting new blood vessels for nutrients (through a process called angiogenesis) the tumors cannot grow beyond a very small size and cannot spread (metastasize) to other parts of the body, rendering them essentially harmless to the patient. This approach is attractive because unlike tumor cells, the cells that form blood vessels do not acquire mutations at any appreciable rate and, therefore, acquired drug resistance is unlikely. In addition, we believe that the growth of blood vessels around a tumor is a different process than normal angiogenesis in adults, suggesting that it is possible to develop non-toxic drug regimens for treating cancer. Normal angiogenesis occurs in adults primarily in wound healing and certain reproductive functions. Finally, the molecular steps that result in angiogenesis are becoming better understood, thereby providing new targets for anti-angiogenic drug design. Among these, the Id proteins have been demonstrated to play a key role in tumor angiogenesis and not normal vascular maintenance as set forth in “The Id proteins and angiogenesis” (Benezra, Rafii, Lyden, Oncogene 2001). We are pursuing strategies that we believe will inactivate either the Id genes or Id proteins to inhibit vascularization and the growth and metastasis of tumors.

A Novel Strategy for Cancer Therapy. The basic scientific framework of the Company’s bio-technology, the discovery of our  pharmaceutical assets and the design of the assets’ development program are all based on the basic biological findings regarding the role of the Id genes and proteins in both fetal development and pathological conditions such as a variety of cancers, is described in the following article in Nature: “Id1 and Id3 are required for neurogenesis, angiogenesis and vascularization of tumour xenografts” (Lyden, D., Young, A.Z., Zagzag, D., Yan, W., Gerald, W., O’Reilly, R., Bader, B.L., Hynes, R.O., Zhuang, Y., Manova, K. & Benezra, R., Nature 1999 at 401(6754): 670-7). The article describes how Id proteins are indispensable for neo-vascularization in fetal and tumor development, as demonstrated through experiments with laboratory mice lacking the ability to produce the full complement of ID proteins.

The Id genes act early in fetal development to promote the growth of cells and blood vessels, but they are turned off prior to birth and are usually inactive in adult life. Id is reactivated in many tumor cells in the early stages of the disease and, importantly, it is also expressed in the blood vessels that infiltrate tumors. Through genetic manipulations in mice, it has been shown that partial loss of Id function leads to a profound inhibition of the growth and metastasis of tumors. This inhibition can be attributed to the failure of the animals to develop an intact vasculature (network of blood vessels) within the tumor mass, as well as a tumor cell-intrinsic decrease in cell proliferation resulting in significant cancer cell death. Importantly, animals with reduced Id levels show no other obvious physiological abnormalities. Thus, the Company thinks that the Id genes and proteins are attractive drug targets based on our belief in the following propositions:

•

The Id proteins have been shown to be a key component for both tumor angiogenesis and tumor cell proliferation.

•

The Id proteins are fetal specific and are re-expressed during tumor vascularization and not in normal adult vasculature (with the exception of wound healing and reproductive functions), thus making it possible to design drugs that are not expected to cause side effects.

•

Only a partial reduction in Id activity causes a significant inhibition of tumor angiogenesis.

•

The mechanism of Id action is well understood, thus allowing high throughput screening and rational design of drug candidates.

•

Inactivation of Id before or after tumor formation is effective in preventing or limiting tumor growth in animal models that we believe is reasonably predictive of human activity.

•

Compounds of a known chemical class have been identified that bind and inhibit the Id protein in a biochemical and a cell culture screen. We studied these compounds’ activity for the design of more potent and efficient Id protein inhibitors and we have selected leads for further development, for the treatment of cancer and macular degeneration.

•

The predicted binding site of AGX51 and its derivatives on the Id proteins cannot be mutated without inactivating the proteins. As a result, acquired resistance by mutation of the target Ids has not been observed.

Applications of the Technology. There are multiple therapeutic and prognostic/diagnostic applications of the Company's Id technology platform.

•

Id-Based Oncology Therapeutics. The discovery and development of Id-inhibitor drugs to treat macular degeneration and cancer is our primary corporate goal. As discussed in the scientific literature and the articles cited herein, the Company believes that there is considerable evidence to demonstrate the effects of several Id proteins (Id1, Id2, Id3 and Id4) on different aspects of cellular growth. In the cancer setting, we believe that the participation of Id proteins in advanced human malignancy has been supported by the discovery that they exert pivotal contributions to essential cellular alterations that collectively cause malignant growth. The hypothesis goes on with the idea that Id proteins support the formation of blood vessels into tumors, as well as cell-intrinsic tumor cell growth that results in rapid growth and metastasis. So the Company seeks to show that these Id proteins comprise a particularly compelling target for drug discovery because first, they are either absent or present in very low concentration in normal adult tissues, and second, they are required only for wound healing and certain reproductive functions in adults. As a result, we believe that the inhibition of Id proteins would be limited to the tumor and would not be expected to affect normal cellular functions and cause toxicity like other anti-cancer drugs that are less selective. Dr. Benezra has shown that mice that are deficient in one or more copies of the Id proteins (Id1 and/or Id3) are unable to support the growth and metastasis of tumors caused by the injection of several different types of cancer cells. Negative effects of Id deletion on preformed tumors have also been demonstrated. The evidence for the lack of growth of tumors with Id efficiency has been extended by using genetically modified mice that harbor either activated oncogenes or mutated tumor suppressor genes that are commonly found in human cancers including those of the breast and prostate. The inhibition of tumor growth in these animals is especially important since they are the most challenging models available and, as a result, are not often used by others to identify anti-cancer drugs. These are compelling models that mimic the human course of the disease because these animals are immune competent and the tumors develop spontaneously rather than grow from tumor cells that are injected into the mouse.

•

Id-Related Ocular Therapeutics. There are other important diseases besides cancer in which the abnormal growth of blood vessels contributes to the underlying pathology. These include ARMD and retinopathy of prematurity (“ROP”), where the growth of blood vessels has been implicated in the loss of vision and blindness. These are major diseases for which existing treatments are unsatisfactory. Medical experts in these diseases believe, and there is some experimental evidence to suggest, that blocking the growth of blood vessels would be therapeutic. We have designed and tested a number of small molecules with which we have obtained unpublished data that we believe constitutes promising results in two animal models used routinely to identify drugs useful to treat these diseases. The first model involves subjecting very young mice to high oxygen concentrations (hyperoxia), a procedure that causes growth of blood vessels in the eye. This model is used routinely to screen for agents to treat ROP. The absence of Id genes and proteins prevented the growth of blood vessels into the eye in this animal model. A second mouse model that employs argon laser injury was also used to investigate the role of the Id genes and proteins in ocular angiogenesis associated with ARMD. The argon laser model is the most predictive of a beneficial action of a drug or procedure for the treatment of ARMD. As in the hyperoxia model, Id deletion resulted in a failure of growth of new blood vessels into the eye. Additional research has been conducted to attempt to confirm and extend these findings, with AGX51-α and other anti-Id molecules. That unpublished proprietary data reflect the Company’s intent to subject AGX51-α to the full schedule of pre-clinical testing as an anti-Id drug for the treatment of ARMD.

•

Corporate Partnering Strategies. Our strategy is to seek to partner drugs at different stages of development to major healthcare companies. In oncology, prior to seeking a partner, we intend to test our drug candidates in Phase II trials to obtain evidence of safety and efficacy. In non-oncologic indications, a partner will be sought sooner, for example after, if not before, the ocular lead has demonstrated itself to be potentially useful in proof-of-concept testing in animal models that mimic human disease. For example, our strategy is to partner an anti-angiogenic compound that prevents growth of blood vessels into the eye with a major firm that specializes in ocular products. Partnering will reduce our need to finance long-term clinical trials through the sale of equity and may increase the probability of success. Partnering offers the potential of obtaining revenue from products in multiple therapeutic areas in which we have limited drug discovery and development programs. The funding from partnering sources in indications that are non-core to AngioGenex may benefit us in additional ways such as cost sharing or reduction in areas that may be common to all programs, funding for cancer therapeutic programs from non-equity sources and others.

Current Research Focus and Long-Term Plan.

For our lead compound for macular degeneration, AGX51-α, we have completed testing AGX51-α against the drug Eylia, which is one of the FDA-approved drug therapies for ARMD, and are commencing further testing, including for safety in animals, to obtain data for an IND to the FDA for eventual human clinical trials for the treatment of ARMD. The initial test results regarding AGX51’s performance against the drug Eylia can be seen on pages 12, 42 to 49, 91 to 93 and 107 and in Figures 23, 24 and 25 in the PCT patent application filed as Exhibit 99.1 to our Form 10 filed with the SEC on September 29, 2017. These additional tests required to complete the FDA IND requirements will require funding either from investors or through a joint venture, partnership or licensing agreement with another company.

For our lead compound for cancer, AGX51, we continue to test AGX51 and a number of its derivatives in various forms of cancer. We have prepared a plan to conduct all necessary pre-IND work on the eventual cancer drug candidate we select, and then a human clinical trial in breast cancer. That plan is for human clinical studies to be conducted first in normal volunteers and then in cancer patients to obtain preliminary results regarding the safety and efficacy of the drug (Phase I & II). If the results of both the animal and clinical studies indicate that the drug has potential as an anti-cancer agent, we will attempt to identify a partner willing to assume financial responsibility while sharing later stage (Phase III) clinical development responsibility for completing the requirements for an NDA (“New Drug Application”) and marketing.

In December 2006, AngioGenex Inc., a closely held private biotech company, executed an agreement and merged with eClic, Inc., a public company. In May 2007, we received approval to trade on NASDAQ OTC. In 2010, we terminated our registration under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and ceased filing reports with the SEC in order to preserve and focus our resources on further R&D activities. With the completion of our R&D goals of identifying proprietary drug product development leads for multiple diseases, we filed Form 10 on September 29, 2017 to reregister our shares of common stock with the SEC and recommence our public reporting.

Relationship with Memorial Sloan Kettering Cancer Center.

The Company has had a relationship with MSKCC since the Company’s inception in 1999. There is currently no licensing or other agreement between the Company and MSKCC transferring any intellectual property rights. Their collaborative effort to develop the Id protein platform technology has been memorialized in a number of written agreements. Initially, the Company provided funding for research into the Id protein mechanism in Dr. Benezra’s lab at MSKCC under Industrial Research Agreements (previously filed with the SEC as Exhibit 10.2 to the Company’s annual report filed on Form 10-KSB for the fiscal year ended December 31, 2007). Those agreements had provisions granting the Company the option to license generated intellectual property but none was created and so no option was exercised and no license was created. Those agreements have expired and are no longer in effect, with neither party retaining any rights or obligations.

Subsequently, the Company recognized MSKCC’s contributions to the development of the technology by granting it equity in the form of 810,000 shares of the Company’s Common Stock pursuant to a one-page agreement between the Company and MSKCC (see Exhibit 10.2 to our Form 10 filed with the SEC on September 29, 2017). Under the terms of that agreement the parties acknowledge that the collaboration between the Company and MSKCC did not transfer any intellectual property rights between the parties, including but not limited to any rights to or in the Company’s patented drug AGX51, or any proprietary technology of MSKCC that was involved in any Id-related research with the Company.

Currently, there is a contractual relationship between the Company and MSKCC under which MSKCC’s core facilities are performing and supervising the work necessary for the submission of an IND application under a  Services Agreement with the Company (see Exhibit 10.1 to our Form 10 filed with the SEC on September 29, 2017) (“Services Agreement”). The Services Agreement is a straight cash fee for service agreement under which MSKCC is paid in cash to perform identified tasks at the Company’s request. The Services Agreement does not include any form of license and does not transfer any intellectual property rights nor does the Services Agreement contemplate any royalties or milestone payments in any form.

The Services Agreement covers work done on both AGX51 and AGX51-α. The performance period is open-ended as the collaboration is ongoing and contemplates a series of projects necessary for the submission of the IND to the FDA for the Company’s lead drug candidate. The economics vary from project to project based on MSKCC’s own costs and depend on where the necessary work is to be performed. To date, MSKCC has performed $250,000 in work on the organic synthesis of AGX51 and AGX51-α and X-ray crystallography work to study the binding of the Company’s drugs to the target Id molecule. The Services Agreement can be terminated by either party with or without cause upon 30 days’ written notice.  The current scope for each of the projects specified in the Services Agreement contemplates a performance period through approximately December 31, 2018.  Additional payments will need to be made once the long-term project budget has been finalized for each project as stated in Appendix B to the Services Agreement.

3. Intellectual Property, Agreements and Grants.

The Patents.

We believe we have exclusive unencumbered ownership to the patented pharmaceutical drug that we are developing. As we make new discoveries and develop additional data regarding our novel platform technology, biological agents and related intellectual property, we retain outside patent counsel and continue to thoroughly protect and defend our interest in these proprietary assets.

Our proprietary assets, our anti-Id drugs, are described in the form of issued and pending U.S. and world-wide patents described on the following table. Other than the one issued patent and two pending patents (noted below), the remaining patents have not yet been filed.

Patent/Application	Title	Topics	Status
US Patent 8,138,356	Chemical Inhibitors of Inhibitors of Differentiation	AGX51 NCE Patent	Filing Date 16 Oct 2008 Issued Date 20 Mar 2012 Expiry Date 16 Oct, 2028
US-CON 14/341,756	Chemical Inhibitors of Inhibitors of Differentiation	AGX51 Analogs Other Anti-Id drugs, US Priority Hold	Pending Filed 14 Dec, 2015
PCT/US14/70221	Compositions and Methods for Treating, Preventing and Diagnosing Cancer and Other Proliferative Disorders	OMNIBUS Foreign Procurement Vehicle	Pending Filed 14 Dec 2014

US-UTILITY	Compositions and Methods for Treatment and Prevention of Metastatic Disease	Metastatic Disease	TBF-371 of 12/2014 PCT
US-DIV	Stereospecific Anti-Id Compositions and Uses for Treating Proliferative Disorders	(-)-AGX51 Enantiomer	TBF-Priority to 12/2014 PCT
US-DIV	Compositions and Methods for Treatment of Vascular Proliferative Disorders (Ocular)	Anti-Angiogenic Ocular e.g., AMD	TBF-Priority to 12/2014 PCT
US-DIV	Combination Cancer Therapy Products and Methods Employing Anti-Id Compounds	Anti-Id Plus e.g., Taxanes, VDAs, HSP	TBF-Priority to 12/2014 PCT
US-DIV	Diagnostic and Treatment Products/Methods Employing Anti-Id Compounds and Markers	Assays, Coordinate Treatment Methods	TBF-Priority to 12/2014 PCT

The Company’s issued patent (US Patent 8,138,356) is for a pharmaceutical composition, with the only material limitation being that the composition comprises a new chemical entity (NCE) compound, AGX-51 (i.e., it contains at least some quantity of AGX-51, and can include any additional ingredients).  More specifically, the composition comprises the Company’s lead clinical compound AGX-51 (N-[3-(1,3-benzodioxol-5-yl)-3-(2 methoxyphenyl) propyl]-N-benzylpropanamide) or a pharmaceutically acceptable salt thereof and a pharmaceutically acceptable carrier.

All other pending patents, domestic and foreign, broadly cover diverse compositions, processes and methods. All are prosecutable and projected to be patented, for clinical and diagnostic methods for treating and managing cancer, compositions including enantiomers, analogs and derivatives of AGX-1, formulations and processes for treating ocular diseases, and many other embodiments that fit all three general categories.

To elaborate, the company more recently perfected a pan-global “PCT” patent application in 2014, which is a “Patent Cooperation Treaty” patent application covering essentially most of the developed world, which in 2016 was perfected as individual National Phase patent Applications in Japan, China, India, Mexico, Australia and the United States, and the entire set of European Patent Convention member states. Additionally, in 2017, the Company perfected the PCT as a separate Canadian National Phase patent application.

All of these National and Regional Phase Patent applications, including the US National and European Regional cases, broadly cover several new, distinct inventions, including active enantiomeric compositions of AGX-51, diagnostic methods and compositions, and clinical methods employing AGX-51 and other Anti-Id drugs, for example novel treatment methods relating to the prevention of cancer, regulation of cancer stem cells and endothelial progenitor cells involved in cancer and pathogenic angiogenesis, and treating and preventing ocular diseases that involve pathogenic angiogenesis (for example, Macular Degeneration and Retinopathy of Prematurity).  The projected terms of all patents resulting from these second generation filings will endure until December 2035, not considering possible extensions.

As an overview, all of the listed patents in the table above cover AGX51 and its useful analogs and derivatives (including AGX51-α). “TBF” means “to be filed,” which is equivalent to “in preparation.” This means that active laboratory investigative and patent legal work is largely completed for multiple new scheduled US patent filings (that will also serve as priority filings for a new PCT case in 2018), which include additional drugs (other Anti-Id compounds, including “analogs” of AGX-51) and clinical methods, among other developing proprietary technologies. The timing to file the TBF patents will depend on our work schedule and Dr. Benezra’s timing of final review and research. Our current plan is to commence filings this year and to file at least one new patent so that we will have an additional related case capturing new ocular data and also additional data on cancer treatment efficacy.

Notwithstanding the foregoing discussion, the Company recognizes that the patenting process is inherently unpredictable and beyond the Company’s control, and thus acknowledges that some of our current or future pending patents may ultimately not be granted by some or all of the relevant authorities.

In addition, we exclusively own the rights to other important “know-how” in the field, including biological and chemical assays, antibodies and the chemical structures of the Id molecules, which are all necessary for the successful completion of the medicinal chemistry involved in designing compounds to inhibit Id activity and stifle angiogenesis.

Collaboration. We made a grant of $10,400 to the Johns Hopkins Hospital’s Wilmer Eye Institute to further study our lead ocular drugs (AGX51, AGX51-α and other analogs of AGX51) in a series of animal studies designed to compare them at various doses against each other and the drug Eylea. The initial work on AGX51 was conducted in 2016 and the work on its derivatives that supported the decision to further test AGX51-α was conducted in 2017, with both protocols completed and data collated in 2017. Funded as a grant to the Wilmer Institute, the experiments conducted on AngioGenex’s proprietary compounds were work for hire and did not create any new intellectual property or transfer any of our existing intellectual property rights in the compounds that were the subject of these experiments.

United States Government Grants. Previously, we received funding through research grants, primarily from the United States Government. During 2010, AngioGenex was awarded approximately $160,000 of funding through four United States Government Small Business Industrial Research (“SBIR”) Grants that we used to establish the effectiveness of AGX51 in combination with Taxol.

4. Government and Industry Regulations.

The FDA and comparable regulatory agencies in foreign countries, as well as drug regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the human testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our lead product and any other products we may develop, acquire, or in-license.

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before our initial products may be marketed in the United States generally involves the following:

•

Preclinical laboratory and animal tests;

•

Submission of an IND, which must become effective before human clinical trials may begin;

•

Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•

Submission to the FDA of an NDA; and

•

FDA review and approval of an NDA.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing. We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. Further, an independent Institutional Review Board (“IRB”) at each medical center proposing to conduct the clinical trials must review and approve any clinical study. The IRB also continues to monitor the study and must be kept aware of the study’s progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

Human clinical trials are typically conducted in three sequential phases that may overlap:

•

Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

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

Management cannot be certain that we will successfully initiate or complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all.  Furthermore, any of the FDA, IRB or IND sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Concurrent with clinical trials and pre-clinical studies, we must also develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with good manufacturing practice (“GMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and management must develop methods for testing the quality, purity and potency of the final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA reviews each NDA submitted and may request additional information, rather than accepting the NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data submitted in the NDA.

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

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee. In return, the FDA assigns a goal (often months) for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA (if the applicable regulatory criteria are not satisfied) or require additional clinical data. Even if these data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If the FDA approves the NDA, the product becomes available for physicians to prescribe. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may also require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the safety of a product. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product or medical device. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Management cannot be certain that the FDA or any other regulatory agency will grant approval for the lead product (or any other products we may develop, acquire or in-license) under development on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business. Any products manufactured or distributed by us pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements and complying with the FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon our third-party manufacturers. Failure to comply with these regulations could result, among other things, in suspension of regulatory approval, recalls, suspension of production or injunctions, seizures, or civil or criminal sanctions. Management cannot be certain that AngioGenex, Inc.’s present or future subcontractors will be able to comply with these regulations and other or future FDA regulatory requirements.

The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the FDA Modernization Act of 1997, the FDA will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements.

Our product candidates are also subject to a variety of state laws and regulations in those states or localities where our lead product (and any other products we may develop, acquire, or in-license) are or will be marketed.  Any applicable state or local regulations may hinder our ability to market our lead product (and any other products we may develop, acquire or in-license) in those states or localities. In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval. We may incur significant costs to comply with these laws and regulations now or in the future.

The FDA’s policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations that could have a material adverse effect on our business. Management cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Other Regulatory Requirements. The United States Federal Trade Commission and the Office of the Inspector General of the United States Department of Health and Human Services (“HHS”) also regulate certain pharmaceutical marketing practices. Also, reimbursement practices and HHS coverage of medicine or medical services are important to the success of procurement and utilization of our product candidates, if they are ever approved for commercial marketing.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations now or in the future. Management cannot assure you that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on our current and anticipated operations.

5. Other Information

Facilities. Our executive offices are located at 425 Madison Avenue, Suite 902, New York, New York 10017. Our research and development programs including drug screening and animal breeding are performed at clinical research organizations and academic facilities pursuant to contract.

Research and Development. We incurred $291,336 and $49,433 on research and development activities for the years ended December 31, 2017 and 2016, respectively.

Employees. We have no current employees other than the officers of the Company. Employee-like services are provided by Robert Benezra, Founder and interim Chief Executive Officer, Michael Strage, Founder, Vice President of Business Development and General Counsel and Martin Murray, Chief Financial Officer and Controller. Each of these individuals will devote over 15 hours a week to AngioGenex, Inc., and they have additional responsibilities outside of AngioGenex, Inc.

ITEM 1A. RISK FACTORS

As a company operating in a highly competitive and complex industry, we encounter a variety of risks and uncertainties that could have a material adverse effect on our business, liquidity, results of operations, financial condition, cash flows or the trading price of our securities. You should carefully consider each of the risks and uncertainties discussed below, together with other information contained in this Annual Report on Form 10-K, including the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this Annual Report on Form 10-K, we deem immaterial may also harm our business. Some statements included in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements.”

Risks Relating to Our Financial Position and Need for Additional Capital

We have limited financial resources and we will need to raise substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. For example, in the years ended December 31, 2017 and 2016, we used $528,795 and $83,415, respectively, in net cash for our operating activities, substantially all of which related to selling, general and administrative activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new research and preclinical development efforts.

In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator or we lose the support of existing collaborators. Furthermore, we expect to incur significant additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to conduct additional research and development activities is dependent upon the availability of funding. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

The estimated working capital requirement for research and development and general and administrative expenditures for the next 12 months ended December 31, 2018 is approximately $1,500,000, and we currently have approximately $439,000 available at February 28, 2018. We estimate that we will be able to fund our current operations through June 2018. Therefore, we will need to raise at least $1,061,000 in capital to fund our current planned operations through December 31, 2018. Our independent registered public accounting firm has stated in their audit report dated March 30, 2018 that there is substantial doubt about our ability to continue as a going concern.

We plan to use our resources to fund clinical development of AGX51 and other product candidates in our pipeline, and for working capital and other general corporate purposes. We will be required to expend significant funds in order to advance the development of AGX51, which remains in the early stages of preclinical development, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash and will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts and on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of AGX51 or any of our other product candidates or potentially discontinue operations altogether. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, our current and future product candidates;

•

our ability to enter into, and the terms and timing of, any collaborations, licensing or other arrangements;

•

the number of future product candidates that we pursue and their development requirements;

•

the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and commercial-scale manufacturing capabilities;

•

the effect of competing technological and market developments;

•

subject to receipt of marketing approval, revenue, if any, received from commercial sales of our current and future product candidates;

•

our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•

the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights including enforcing and defending intellectual property related claims; and

•

the costs of operating as a public company.

Raising additional capital may cause dilution to our then-existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common shares, convertible securities or other equity securities, the ownership interests of the then-existing equity holders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of the then-existing common shareholders. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a history of losses and will likely incur future losses during the next few years as we attempt to expand our research and development endeavors.

We incurred net losses of $683,029 and $448,527 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $6,576,269. We expect to incur significant operating losses for the foreseeable future. We do not have any marketing approval for any of our products, which makes it difficult for you to evaluate our future business prospects.

We anticipate that our expenses will increase substantially if and as we:

•

continue to develop and conduct clinical trials with respect to our lead product candidate, AGX51;

•

initiate and continue research, preclinical and clinical development efforts for any future product candidates, including AGX51;

•

seek to identify additional product candidates;

•

seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•

establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;

•

require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•

maintain, expand and protect our intellectual property portfolio;

•

hire and retain additional personnel, such as clinical, quality control and scientific personnel; and

•

add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company;

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. Successful commercialization will require achievement of key milestones, including completing clinical trials of AGX51 and any other product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Risks Relating to Our Operations

As a result of our limited operating history, we may not be able to correctly estimate the future operating expenses, which could lead to cash shortfalls.

We were incorporated in 1999 and have only a limited operating history from which to evaluate our business. We have generated only $636,000 in grant and other income through December 31, 2017, and have not received FDA approval for marketing any of our product candidates. Failure to obtain FDA approval for our products would have a material adverse effect on our ability to continue operating. Accordingly, these prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have an adverse effect on the business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of the markets in which we compete, the historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are affected based on our expectations concerning future revenues. However, our ability to generate any revenue beyond grants depends largely on receiving marketing approval from the FDA. Moreover, if FDA approval is obtained, the size of any future revenue depends on the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on the business results of operations and financial condition.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and no one should rely on the past results as any indication of our future performance.

Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the SBIR grants will not continue as we do not intend to apply for further SBIR grants in the future. Prior to January 1, 2016 the Company received approximately $171,000 in grants since inception. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact business prospects and make it more difficult to raise additional equity capital at an acceptable price per share. Each of the risk factors listed in this "Risk Factors" section may affect our operating results.

Our business and our industry are constantly changing and evolving over time. Furthermore, we compete in an unpredictable industry and regulatory environment. Our ability to succeed depends on our ability to compete in this fluctuating market. As such, the actual operating results may differ substantially from projections.

Our audited financial statements indicated a going-concern qualification, and we might not be able to access capital on terms that are favorable to us.

Our independent registered public accounting firm report covering our audited financial statements for the years ended December 31, 2017 and 2016 stated that certain factors, including our net losses and our net cash used in the operating activities, when compared with net cash position, raise substantial doubt as to our ability to continue as a going concern.

We do not have effective internal controls over our financial reporting and we may be unable to build an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause current and potential stockholders to lose confidence in our financial reporting and adversely impact the business and the ability to raise additional funds in the future.

Because of our limited resources, management has concluded that our internal control over financial reporting are not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results and reputation could be harmed as a result, causing stockholders and prospective investors to lose confidence in management and making it more difficult for us to raise additional capital in the future.

Acquisitions or in-licensing of drug-development programs could result in operating difficulties, dilution and other harmful consequences. We may acquire complementary companies, products, or technologies or seek to in-license certain technologies, but have only limited experience in these types of transactions.

Management has evaluated, and expects to continue to evaluate, a wide array of potential strategic transactions. From time to time, management may engage in discussions regarding potential acquisitions or the in-licensing of certain technologies management believes critical to our business. Any one of these transactions could have a material effect on our financial condition and operating results. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and therefore entails significant risk.

Any acquisitions we make may disrupt operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We may also have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to the stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets.

If we engage in any acquisition, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition. We may attempt to acquire businesses, technologies, services or products or in-license technologies that management believes are a strategic fit with the business. Our management has limited experience in identifying acquisition targets, and successfully completing and integrating any acquired businesses, technologies, services or products into the current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from the ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits.

If we lose the services of key management personnel, we may not be able to execute our business strategy effectively.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, Robert Benezra, CEO and CSO, is critical to our overall management as well as the development of the technology, culture, and strategic direction for us. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. Any loss of management or key personnel could materially harm the business.

If we lose one or more of our key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize our product candidates will be limited.

We rely on highly skilled personnel and, if unable to retain, fully utilize or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. The future success depends on the continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of the organization. Competition in the industry for qualified employees is intense, especially in the Southern California market, and it is likely that certain competitors will directly target some of our employees. The continued ability to compete effectively depends on the ability to retain and motivate existing employees.

Additionally, because the individuals comprising the Company’s management have additional responsibilities outside of AngioGenex, Inc., management may not be able to devote sufficient time to the Company. Likewise, because such individuals have interests outside of AngioGenex, Inc., conflicts may arise between the Company and management. These factors may adversely impact the Company’s performance.

Management may also need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies and other emerging entrepreneurial companies, as well as universities and research institutions. Competition for such individuals is intense, and we may not be able to successfully recruit or retain such personnel. Attracting and retaining qualified personnel will be critical to our success.

We may not successfully manage any experienced growth.

Our success will depend upon the expansion of our operations and the effective management of any such growth, which will place a significant strain on management and on administrative, operational and financial resources. To manage any such growth, management must expand the facilities, augment operational, financial and management systems, and hire and train additional qualified personnel. If management is unable to manage our growth effectively, our business would be harmed.

Risks Relating to the Discovery, Development and Commercialization of Our Product Candidates

We have a limited product and technology portfolio.

We do not have any products in clinical trials. Although our products might ultimately show effectiveness against multiple disease states, we have validated our technology only in animal models. There can be no assurance that any of our other product ideas will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

We may not be able to validate and market products in the future that will generate significant revenues.

We are a research and development company that generated $50,000 in revenues from royalties in 2007 and received grants and other income of $636,000 from 2004 through 2013. We have not generated any revenues from the sale of products through December 31, 2017, and may not do so for several years. In addition, any revenues that we may generate may be insufficient for us to become profitable. In particular, there are no assurances that we can:

•

raise sufficient capital in the public and/or private markets;

•

obtain the regulatory approvals necessary to commence selling our therapeutic drugs or diagnostic products in the United States, Europe or elsewhere;

•

develop and manufacture drugs in a manner that enables us to be profitable and meet regulatory, strategic partner and customer requirements;

•

develop and maintain relationships with key vendors and strategic partners that will be necessary to optimize the market value of the drugs we plan to develop;

•

respond effectively to competitive pressures; or

•

recruit and build a management team to accomplish our business plan.

If we are unable to accomplish these goals, our business is unlikely to succeed.

We must obtain governmental approval for each of our products.

The development, production and marketing of our potential products are subject to extensive regulation by government authorities in the United States and most other developed countries. The process of obtaining approval from the FDA in the United States requires conducting extensive pre-clinical and clinical testing.

We have limited experience in, and limited resources available for, regulatory activities. Failure to comply with applicable regulations can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

Any of the following events can occur and, if any did occur, any one could have a material adverse effect on our business, financial conditions and results of operations:

•

difficulty in securing centers to conduct trials;

•

difficulty in enrolling patients in conformity with required protocols or projected timelines;

•

unexpected adverse reactions by patients or a temporary suspension or complete ban on trials of our products due to adverse side effects;

•

clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our lead product, other products in development, or any other products we may acquire or in-license;

•

there can be delays, sometimes long delays, in obtaining approval for our product candidates;

•

the rules and regulations governing product candidates can change during the review process, which can result in the need to spend time and money for further testing or review;

•

if approval for commercialization is granted, it is possible the authorized use will be more limited than we believe is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities; and

•

once granted, approval can be withdrawn, or limited, if previously unknown problems arise with our human-use product or data arising from its use.

These and other factors could delay marketing approval from the FDA or cause us to fail to receive any approval from the FDA or other governmental authorities.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time-consuming, and we do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or all.

Significant delays may adversely affect our financial results and the commercial prospects for potential products or any other products we may acquire or in-license, and delay the ability to become profitable. Product development costs and collaborators will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•

changes to applicable regulatory requirements;

•

unforeseen safety issues;

•

determination of dosing issues;

•

lack of effectiveness in the clinical trials;

•

slower than expected rates of patient recruitment;

•

inability to monitor patients adequately during or after treatment;

•

inability or unwillingness of medical investigators to follow our clinical protocols;

•

inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and

•

suspension or termination of clinical trials for various reasons, including noncompliance with regulatory requirements or changes in the clinical care protocols and standards of care within the institutions in which our trials take place.

In addition, we or the FDA may suspend the clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in any IND or the conduct of these trials. A number of companies in the biotechnology and drug development industries have suffered significant setbacks in advanced clinical trials despite promising results in earlier trials. In the end, we may be unable to develop marketable products.

Delays in patient enrollment for clinical trials could increase costs and delay regulatory approvals.

The rate of completion of our clinical trials will depend on the rate of patient enrollment. There may be substantial competition to enroll patients in clinical trials for our product and any other products we may develop or in-license. This competition has delayed the clinical trials of other biotechnology and drug development companies in the past. In addition, recent improvements in existing drug therapy may make it more difficult for us to enroll patients in the clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in patient enrollment can result in increased development costs and delays in regulatory approvals.

Our lead product candidate requires several additional processes before it is ready for an initial IND filing with the FDA; we may not successfully perform such processes, or the results from such processes may not support the filing of an IND.

We must successfully complete our clinical trials to be able to market our products.

To be able to market therapeutic cell products in the United States, we must demonstrate, through extensive preclinical studies and clinical trials, the safety and efficacy of our processes and product candidates. If our clinical trials are not successful, our products will not be marketable. The results of early stage clinical trials do not ensure success in later clinical trials, and interim results are not necessarily predictive of final results.

The clinical trial process may fail to demonstrate that product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of the NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

Our ability to complete our clinical trials in a timely manner depends on many factors, including the rate of patient enrollment. Patient enrollment can vary with the size of the patient population, the proximity of suitable patients to clinical sites, perceptions of the utility of cell therapy for the treatment of certain diseases, and the patient eligibility criteria for the study.

Furthermore, the FDA monitors the progress of clinical trials and it may suspend or terminate clinical trials at any time due to patient safety or other considerations.

The industry is highly competitive, so even if our products ultimately get approved by the FDA, our success depends on management’s ability to sustain competitive advantages.

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast-moving and intense, and expected to be increasingly so in the future. Other larger and well-funded companies have developed and are developing drugs that, if not similar in type to our drugs, are designed to address the same patient or subject population. Therefore, our lead product, other products in development, or any other products we may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use. If a competitor’s product is better than us, then we could make less money from sales.

There are many reasons why a competitor might be more successful than us, including:

•

Most competitors have greater financial resources and can afford more technical and development setbacks than we can.

•

Most competitors have been in the drug-discovery and drug-development business longer than we have. They have greater experience than us in critical areas like clinical testing, obtaining regulatory approval, and sales and marketing. This experience and their name recognition give them a competitive advantage over us.

•

Some competitors may have a better patent position protecting their technology than we have or will have to protect our technology. If we cannot use our proprietary rights to prevent others from copying our technology or developing similar technology, then our competitive position will be harmed.

•

Some companies with competitive technologies may move through stages of development, approval, and marketing faster than we do. If a competitor receives FDA approval before us, then it will be authorized to sell its products before we can sell our products. The first company “to market” often has a significant advantage over latecomers; a second-place position could result in less-than-anticipated sales.

•

The recent completion of the sequencing of the human genome may result in an acceleration of competing products due to enhanced information about disease states and the factors that contribute to the disease.

The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, noninfringed versions of a drug in order to facilitate the approval of abbreviated new drug application for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b)(2) applications that rely on literature and clinical data not originally obtained by the drug sponsor. In light of these incentives and especially if our lead product (or other drug candidates in development or any other products we may acquire or in-license) are commercially successful, other manufacturers may submit and gain successful approval for either an abbreviated new drug application or a 505(b)(2) application that will compete directly with our products. Such competition will cause a reduction in our revenues.

Any claims relating to improper handling, storage or disposal of biological, hazardous and radioactive materials used in our business could be costly and delay the research and development efforts.

Our research and development activities involve the controlled use of potentially harmful hazardous materials, including volatile solvents, biological materials such as blood from patients that has the potential to transmit disease, chemicals that cause cancer and various radioactive compounds. Our operations also produce hazardous waste products. We face the risk of contamination or injury from the use, storage, handling or disposal of these materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant, and current or future environmental regulations may impair research, development or production efforts. In the event of contamination or injury, we could be subject to criminal sanctions or fines or held liable for damages, our operating licenses could be revoked, or we could be required to suspend or modify our operations and our research and development efforts.

We could occasionally become subject to commercial disputes that might harm our business by distracting management from the operation of the business, by increasing expenses and, if we do not prevail, we may be subject to potential monetary damages and other remedies.

From time to time, we can become engaged in disputes regarding our commercial transactions. These disputes might result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract management from operating the business and the cost of defending these disputes would negatively impact operating results.

We may be subject to product liability claims. The development, manufacture, and sale of pharmaceutical products expose us to the risk of significant losses resulting from product liability claims. Although management intends to obtain and maintain product liability insurance to offset some of this risk, we may be unable to secure such insurance or it may not cover certain potential claims.

We may not be able to afford to obtain insurance due to rising costs in insurance premiums in recent years. If management is able to secure insurance coverage, we may be faced with a successful claim in excess of our product liability coverage that could result in a material adverse impact on our business. If insurance coverage is too expensive or is unavailable, we may be forced to self-insure against product-related claims. Without insurance coverage, a successful claim against us and any defense costs incurred in defending ourselves may have a material adverse impact on operations.

Risks Relating to Our Dependence on Third Parties

We expect to seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Collaborations are complex and time-consuming to negotiate and document. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

Our drug-development programs depend upon third-party researchers who are outside our control.

We depend upon independent investigators and collaborators such as universities, medical institutions and clinical research organizations to conduct pre-clinical and clinical trials under agreements. Our two key collaborators are MSKCC and Johns Hopkins Hospital’s Wilmer Eye Institute. While our work with Wilmer Eye Institute is completed, the Company is dependent on MSKCC and its willingness to continue to provide services to us.

These collaborators are not our employees, and management cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to the programs or pursue them as diligently as we would if we were undertaking such programs. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and the introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist the competitors at our expense, any competitive position would be harmed.

If conflicts arise with our collaborators, they may act in their self-interests, which may be adverse to our interests. Conflicts may arise in our collaborations due to one or more of the following:

•

collaborators may not perform their obligations as expected;

•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

disputes may arise with respect to payments that we believe are due under a collaboration agreement;

•

disagreements with collaborators, including disagreements over proprietary rights (including trade secrets and intellectual property rights), contract interpretation, or the preferred course of development might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;

•

unwillingness may arise on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities; or

•

termination or non-renewal of the collaboration may occur.

In addition, in our collaborations, we may be required to agree not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that management may pursue, either alone or with others. Our collaborators, however, may be able to develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to manufacture, sell or market any products we may develop, we may not be able to generate product revenue.

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

We are dependent on third-party manufacturers, where we have limited control to manufacture products. The manufacturing process of products in the field and any other therapeutic products management may want to commercialize is expected to involve a number of steps and requires compliance with stringent quality control specifications imposed by us and by the FDA. Moreover, it is expected that our proposed products may be manufactured only in a facility that has undergone a satisfactory inspection and certification by the FDA.

We do not have any manufacturing facilities and expect to rely on one or more third-party manufacturers to properly manufacture any products we may develop or in-license and may not be able to quickly replace manufacturing capacity without the use of a third party’s manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if such facilities are deemed not in compliance with the GMP requirements, and the noncompliance could not be rapidly rectified.

Our inability or reduced capacity to have any products we may develop or in-license manufacture would prevent us from successfully commercializing our proposed products. Our dependence upon third parties for the manufacture of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products on a timely and competitive basis. Any delays in formulation and manufacturing objectives may cause a delay in our clinical program, and could have an adverse effect on any potential sales or profits.

If Medicare and other third-party payors, including managed care organizations, do not provide adequate reimbursement for our potential products, if commercialized, the commercial success of our product candidates could be compromised.

Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates, if commercialized, are experimental or investigational; not medically necessary; not appropriate for the specific patient or not cost-effective.

Reimbursement by Medicare may require a review that will be lengthy and that will be performed under the provisions of a National Coverage Decision process with payment limits as the Secretary of HHS determines appropriate. We cannot guarantee that the Secretary of HHS will act to approve any of our products, if commercialized, on a timely basis, or at all. In addition, there have been and will most likely continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. Any future changes in Medicare reimbursement that may come about as a result of enactment of healthcare reform or of deficit-reduction legislation will likely continue the downward pressure on reimbursement rates. In addition, emphasis on managed care in the United States may continue to pressure the pricing of healthcare services. Also, in certain countries outside the United States, pricing and profitability of prescription pharmaceuticals are subject to government control. Third party payors, including Medicare, are challenging the prices charged for medical products and services. In addition, government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for many drugs and diagnostic products. If government and other third- party payors do not provide adequate coverage and reimbursement for AngioGenex’s products, it may adversely affect the business. Since policy-level reimbursement approval is required from each private payor individually, seeking such approvals is a time consuming and costly process. If management is unable to obtain adequate reimbursement approval from Medicare and private payors for any of our products, or if the amount reimbursed is inadequate, our ability to generate revenue will be limited.

Physicians and patients may not accept and use our potential products, even if the FDA approves a product we commercialize. Acceptance and use of future products will depend upon a number of factors, including:

•

perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs and the use of controlled substances;

•

cost-effectiveness of our drugs or diagnostic products relative to competing products;

•

availability of reimbursement from government or other healthcare payors for our products; and

•

effectiveness of marketing and distribution efforts by our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would severely harm our business.

Risks Relating to Our Intellectual Property

Our intellectual property rights are valuable, and our inability to protect them could reduce the value of our products, services and brand.

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are critically important assets. Our success depends in large part on our ability to obtain and maintain patent protection and trade secret protection in the United States with respect to our proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability.

Events outside of management’s control could jeopardize our ability to protect our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products are distributed. In addition, the efforts management has taken to protect our intellectual property rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

Protecting our intellectual property rights is costly and time consuming, and the unauthorized use of our intellectual property could cause these costs to rise significantly and materially affect the operating results.

Some of the issued patents we now license may be determined to be invalid. If we have to defend the validity of our patents, the costs of such defense could be substantial, and there is no guarantee of a successful outcome. In the event any of the patents in-licensed is found to be invalid, we may lose its competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

While our goal is to obtain patent protection for our innovations, such may not be patentable or management may choose not to protect certain innovations that later turn out to be important for our business. Even if we do obtain protection for our potential innovations, the scope of protection gained may be insufficient or a patent issued may be deemed invalid or unenforceable, as the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patenting process, enforcement of issued patents and defense against claims of infringement are inherently costly and risky. Specific risks associated with the patent process include the following:

•

The United States or foreign patent offices may not grant patents of meaningful scope based on the applications we have already filed, those we intend to file and those we may file in the future. If our patents do not adequately protect our drug molecules and the indications for their use, then management will not be able to prevent imitation and any product may not be commercially viable.

•

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use discoveries or to develop and commercialize technology and products without providing any compensation to us. The laws of some countries do not protect intellectual property rights to the same extent as United States laws and those countries may lack adequate rules and procedures for defending the intellectual property rights. For example some countries, including many in Europe, do not grant patent claims directed to methods of treating humans.

We are, and may in the future be, subject to intellectual property rights claims which are costly to defend, which could require us to pay damages and which could limit our ability to use certain technologies in the future.

Although we try to avoid infringement, there is the risk that another person or entity may sue us for infringement. For example, United States patent applications are confidential while pending in the Patent and Trademark Office, and patent offices in foreign countries often publish patent applications for the first time six months or more after filing. Furthermore, we may not be aware of published, or may be granted conflicting, patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.  In addition, defending or indemnifying a third party against a claim of infringement can involve lengthy and costly other legal actions, and there can be no guarantee of a successful outcome.

Management also seeks to maintain certain intellectual property as trade secrets. The secrecy of this information could be compromised by third parties, or intentionally or accidentally disclosed to others by our employees, which may cause us to lose any competitive advantage we enjoy from maintaining these trade secrets.

Companies in the pharmaceutical, biopharmaceutical and biotechnology industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations by others of intellectual property rights. As our products get closer to commercialization, there is greater possibility that we may become subject to an infringement claim based on use of the technology such that we would be unable to continue using the technology without obtaining a license or settlement from third parties.

Any intellectual property claims, whether merited or not, could be time-consuming and expensive to litigate and could cause us to divert critical management and financial resources to the resolution of such claims. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

•

payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;

•

injunctive or other equitable relief that may effectively block the ability to further develop, commercialize and sell products; or

•

us or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Because we operate in the highly technical field of drug discovery and development, we rely in part on trade secret protection in order to protect proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property.

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

Risks Relating to an Investment in Our Securities

Our Board of Directors controls a significant portion of our stock, and their interests may differ from those of other stockholders.

As of December 31, 2017, 13,502,020 shares, or approximately 46% of our outstanding shares, were controlled by Robert Benezra, Michael Strage, Martin Murray and Michael Aronstein, members of the Board of Directors. Accordingly, they have significant influence on the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and sales of all or substantially all of our assets, as well as the power to prevent or cause a change in control. The interests of these shareholders may differ from that of other investors. Moreover, this consolidation of voting power could also have the effect of delaying, deterring or preventing a change of control that might be beneficial to other investors.

There is a limited public market for our shares of common stock.

Our stock does not trade on any established market. There is presently a limited public market for our common stock. There is no assurance that an active trading market will develop or be sustained. Accordingly, you may have to hold the shares of common stock indefinitely and may have difficulty selling them if an active trading market does not develop.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common shares will likely depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. Securities or industry analysts may elect not to provide research coverage of our common shares after this offering, and such lack of research coverage may negatively impact the market price of our common shares. In the event we do have analyst coverage, if one or more analysts downgrade our common shares, change their opinion of our common shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not expect to pay dividends on our common stock for the foreseeable future.

We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that any dividends will be paid.

Our common stock could be considered a “penny stock.”

Our common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act.  These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market or, even if so, has a price less than $5.00 per share or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity. Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Registrant’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

DESCRIPTION OF PROPERTY

We do not presently own or lease any real property. Our executive offices are located in New York, in space occupied by our Chief Financial Officer. We maintain no laboratories of our own; instead, we expect to conduct our research and development activities at clinical research organizations and academic institutes on a fee-for-services basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no material legal proceedings pending.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quotations for the common stock of AngioGenex, Inc. are included in the OTC Markets Group, Inc. Pink Sheets (“Pink Sheets”) system under the symbol “AGGX.” The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market as reported and summarized on the Pink Sheets. We do not consider quotations during these periods to reflect an “established public market.” Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions or adjustments and may not represent actual transactions.

Three Months Ended	High	Low
March 31, 2016	$0.13	$0.07
June 30, 2016	$0.29	$0.14
September 30, 2016	$ 0.80	$ 0.29
December 31, 2016	$ 0.42	$ 0.22
March 31, 2017	$ 0.33	$ 0.24
June 30, 2017	$ 0.60	$ 0.25
September 30, 2017	$ 0.60	$ 0.16
December 31, 2017	$ 0.45	$ 0.16

Holders

At December 31, 2017, we had 29,386,667 outstanding shares of common stock, and there were approximately 220 holders of record of our common stock.

At December 31, 2017, the number of shares of common stock that could be sold pursuant to SEC Rule 144 (or that we have agreed to register for resale) is 29,386,667.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item 5 is incorporated herein by reference to the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, scheduled to be held on December 27, 2018, to be filed by the registrant with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2017 (the “2018 Proxy Statement”).

Recent Sales of Unregistered Securities

In the three years preceding this Annual Report on Form 10-K, we sold or issued the following securities not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act (or, in the case of note conversions, set forth in Section 3(a)(9) of the Securities Act). No underwriting discounts or commissions were payable with respect to any of the following transactions.

In November 2014, we issued a $30,000 convertible promissory note, convertible into unregistered shares of common stock at $0.10 per share, to one private investor. In August 2016, that individual converted the promissory note into 300,000 shares of common stock.

In June 2016, we issued a $5,000 convertible promissory note, convertible into unregistered shares of common stock at $0.16 per share, to one private investor. In August 2016, that individual converted the promissory note into 31,250 shares of common stock.

In June and December 2016, a private investor purchased unregistered shares of common stock in two separate transactions. In June 2016, the investor purchased 500,000 such shares at $0.20 per share for a total of $100,000. In December 2016, the investor purchased 1,000,000 such shares at $0.25 per share for a total of $250,000.

In July 2017, the Company sold to private investors 3,000,000 unregistered shares of common stock at $0.25 per share for proceeds of $750,000.

In September 2017 the Company issued 20,000 unregistered shares of common stock to a service provider, valued at $3,200, as a compensation for services rendered in connection with the development of the Company’s website.

Issuer Purchases of Equity Securities

During fiscal 2017, we did not repurchase any of our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our business and growth strategies, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.

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

To elaborate, our team is poised to take one of our two lead compounds AGX51-α through this pre-clinical testing in 15-18 months and then into the clinic for testing in macular degeneration. Our current plan is to complete pre-clinical work for the filing of an IND in the ocular indication initially and conduct a Phase I/IIA clinical trial thereafter. The Company will need to raise between $6 and $10 million in additional capital to do so, but has chosen to wait until the completion of the IND application as it expects to be able to do so on better terms at that time. If sufficient additional funds are raised, or if a partnership is obtained for eye disease drug development, those IND funds would be re-allocated to a cancer IND for AGX51 or one of its other identified proprietary molecules derivative of AGX51. If successful, that IND would be followed by Phase I/II clinical trials in patients with high risk of metastatic progression at MSKCC, under the supervision of Dr. Larry Norton, the Deputy Physician-in-Chief at MSKCC, Medical Director of the Evelyn H. Lauder Breast Center and Head of the AngioGenex Scientific Advisory Board. With the initiation of these trials, designed to establish safety and proof of principle in humans, the Id story will have come full circle, from a basic biological finding in an academic lab to the discovery of an active chemical inhibitor to be tested on real patients in a clinic at the very institute where it all began.

As described in further detail below, we have limited financial resources and management believes that in order for the Company to meet its obligations arising from normal business operations through December 2018, the Company requires additional capital. Without such additional capital, we may be unable to continue operations altogether. Our independent registered public accounting firm has stated in their audit report on our December 31, 2017 financial statements dated March 30, 2018 that there is substantial doubt about our ability to continue as a going concern.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

Revenue

We did not generate revenue in the fiscal years ending December 31, 2017 and 2016.  This lack of revenue is consistent with the Company’s early stage product development efforts and its strategic plan.

Research and Development Expenses

For the years ended December 31, 2017 and 2016 total research and development costs were $291,336 and $49,433, respectively. The increase is due to expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. Stock-based compensation of $3,418 and $49,433 was included in research and development expenses in 2017 and 2016, respectively. The Company incurred $267,918 in connection with research performed at laboratories in 2017.

General and Administrative Expenses

For the years ended December 31, 2017 and 2016, total general and administrative expenses were $354,852 and $388,525, respectively. General and administrative expenses include professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, patent counsel fees and costs, including the maintenance of existing intellectual property. The decrease is due primarily to lower professional fees related to patent support

We expect general and administrative expenses to increase overall through 2018 as we continue as a public reporting company. The non-recurring portions of the process of returning to a public reporting status are complete. We anticipate continued increased professional fee expenses associated with ongoing public reporting requirements and increased use of outside accounting and legal services for our continued operations and any financings.

Operating Loss

For the year ended December 31, 2017, operating loss was $646,188 as compared with $437,958 for the year ended December 31, 2016. The increase in operating loss is due to additional expenditures related to research and development and professional fees, which are described above.

We expect to incur continued operating losses through 2018 as we continue to develop Id Inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the year ended December 31, 2017, the interest expense was approximately $36,000, as compared with $11,000 for the year ended December 31, 2016. The increase is related to notes payable and contractual obligations.

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

The Company’s significant development milestone is the filing of its first IND application with the FDA for its lead drug candidate, AGX51-α, for the treatment of macular degeneration. Reaching the goal of the filing of the IND will require that the Company conduct: animal toxicity studies in two separate species, a series of tests to determine how the drug is absorbed, distributed, and cleared from the body, and a series of chemistry experiments to determine, among other things, the stability and shelf life of the drug. The Company has contracted with MSKCC to perform some or all of this work under the MSKCC Services Agreement (see Exhibit 10.1 to our Form 10 filed with the SEC on September 29, 2017). The timely and successful completion of this work will allow the Company to seek FDA permission in the fourth quarter of 2018 to test AGX51-α in human volunteers. The Company anticipates a total cost of approximately $1.9 million to accomplish this work in approximately 8 to 24 months under the current agreement with MSKCC. The Company lacks all of the funding necessary to complete the tasks and will require additional capital to do so. The Company intends to obtain the funds necessary to complete the pre-clinical work needed to accomplish this significant milestone from new and existing investors and insiders.

We have historically relied on financing activities to provide the cash needed for our operating expenses. As of December 31, 2017, we had cash of $493,676.

Management believes that in order for the Company to meet its obligations arising from normal business operations through March 2019, the Company requires additional capital either in the form of a private placement of common stock or debt that will generate sufficient operating cash flows to fund operations.

Without such additional capital, our ability to operate will be limited and we may be unable to continue operations altogether. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Our independent registered public accounting firm has stated in their audit report on our December 31, 2017 financial statements dated March 30, 2018 that there is substantial doubt about our ability to continue as a going concern.

Operating Activities

Cash used for operating activities in 2017 was $528,795 as compared to $83,415 in 2016. The increase is due to increased activity related to research and development and professional fees associated with patent support, auditing, bookkeeping and accounting services.

Financing Activities

Cash provided by financing activities in 2017 was secured by the issuance of 3,000,000 shares of common stock to related parties at $0.25 per share for proceeds of $750,000. Cash provided by financing activities in 2016 was secured through the issuance of 1,500,000 shares of common stock for $350,000 and the issuance of $5,000 notes payable.

Off-Balance Sheet Arrangements

At December 31, 2017, we had no off-balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. The Company’s significant accounting policies are described in Note 3, “Significant Accounting Policies.” These accounting policies may require our management to make decisions on subjective and/or complex matters relating to reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. These would further lead us to estimate the effect of matters that may inherently be uncertain.

Estimates are required in order to prepare the financial statements in conformity with GAAP. Significant estimates, judgments, and assumptions are required in a number of areas. The judgment on such estimates and underlying assumptions is based on our historical experience that we believe is reasonable under the circumstances. These form the basis of our judgment on matters that may not be apparent from other available sources of information. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our financial condition.

Stock-based Compensation

The Company accounts for stock-based payment awards in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation—Stock Compensation,” which requires us to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options. The Company issues new shares upon stock option exercises.

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. The Company values stock-based payment awards at grant date using the Black-Scholes option-pricing model (“Black-Scholes model”). The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by its stock price as well as assumptions regarding certain variables. These variables include, but are not limited to, its expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2017 and 2016 consisted of stock-based compensation expense related to stock options and was recorded as a component of general and administrative expenses and research and development expenses.

The Company follows ASC 505-50 (Equity-Based Payments to Non-employees), which provides guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company determines the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of the equity instruments issued is measured as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance against deferred income tax assets will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2017 and 2016, all of the Company’s net deferred income tax assets were subject to a full valuation allowance.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in recognition are reflected in the period in which the judgement occurs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. As of December 31, 2017, we do not believe we are exposed to significant market risks due to changes in United States interest rates or foreign currency exchange rates as measured against the United States dollar.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of the period covered by this Annual Report on Form 10-K, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are, subject to the discussion below, currently effective to ensure that information currently required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We note that the Company is not required to comment on internal control over financial reporting in this Annual Report on Form 10-K, for the reasons described below. However, we encourage readers to carefully consider the risk factor included above, captioned: “We do not have effective internal controls over our financial reporting and we may be unable to build an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause current and potential stockholders to lose confidence in our financial reporting and adversely impact the business and the ability to raise additional funds in the future.”

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ending December 31, 2017 with respect to our operations, which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. However, we encourage readers to carefully consider the risk factor included above, captioned: “We do not have effective internal controls over our financial reporting and we may be unable to build an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause current and potential stockholders to lose confidence in our financial reporting and adversely impact the business and the ability to raise additional funds in the future.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers are listed below:

Name	Age	Position(s)
Robert Benezra	64	Director, Chief Executive Officer, President and Chief Scientific Officer
Michael Strage	58	Director, Vice President, Chief Operations Officer
Martin Murray	51	Director, Chief Financial Officer
Michael Aronstein	64	Director, Non-Executive Chairman of the Board

The names, ages and positions of our Scientific Advisory Board (“SAB”) members are listed below:

Name	Age	Position
Ouathek Ouerfelli	46	Member, SAB
Robert Benezra	64	Head of SAB
Larry Norton, M.D.	70	Head of Oncology, SAB

Directors and Executive Officers

Robert Benezra has served as our Director, Chief Executive Officer and President since 2016, and as Chief Scientific Officer since 2014. His current term expires at the end of 2018. Dr. Benezra has been a member at Memorial Sloan-Kettering Cancer in the Department of Cancer Biology and Genetics and a Professor of Biology at Cornell Graduate School of Medical Sciences in New York City for 27 years. Before he joined Sloan-Kettering, Dr. Benezra received his Ph.D. at Columbia University, and then did his postdoctoral work at Fred Hutchinson Cancer Center in Seattle. It is there where Dr. Benezra identified the Id proteins as dominant negative regulators of the helix-loop-helix protein family and has since gone on to identify these proteins as key regulators of tumor growth, angiogenesis and metastasis. In addition, while at Sloan-Kettering, Dr. Benezra and his colleagues identified the first human mitotic checkpoint gene, hsMad2, and demonstrated that its deregulation leads to chromosome instability, tumor progression and drug resistance. His program continues to focus on the molecular basis of tumor angiogenesis, tumor instability and metastasis and is currently developing molecular and cellular tools to inhibit these processes in patients. In 1999, after genetic validation of the importance of Id proteins in cancer and vascular disease, Dr. Benezra co-founded AngioGenex, a company dedicated to targeting Id proteins therapeutically. Since then he has directed the effort that produced a series of active small molecules that target the Id proteins and have demonstrated profound potential in disease intervention. Dr. Benezra’s expertise in the Id proteins that the Company’s drugs target, his broad knowledge of the field and underlying science and his access to collaborators and resources make him a suitable candidate to serve in his current capacity.

Michael Strage has served as our Director, Vice President, Chief Operations Officer since 2007 and former Chairman. His current term expires at the end of 2018.  Mr. Strage was a co-founder of Axonyx Inc., a publicly traded biotechnology company engaged in the development of drugs to treat Alzheimer’s disease. As a founding Officer and Director, he was responsible for all business and administrative aspects of Axonyx from its inception in 1996 to its listing on the NASDAQ-NMS in January 2001. As Vice President and Chief Administrative Officer of Axonyx, Mr. Strage was responsible for negotiating all of the company’s major corporate transactions including the agreements under which Axonyx first acquired its intellectual property portfolio that includes the commercial rights to the pre-clinical research and development programs at New York University School of Medicine and the National Institute on Aging, and subsequently out-licensed some of those rights through pharmaceutical joint development agreements, including a major world-wide licensing agreement with Serono International S.A. In addition, Mr. Strage directed all aspects of the administrative operations of Axonyx including finance, where he participated actively in each of the multiple phases of the company’s capital formation, budgeting, human resources, infrastructure, corporate communications and investor relations. As Chairman and founder of AngioGenex, Mr. Strage recruited and assembled our management team and its Scientific Advisory Board. On our behalf, he acquired the exclusive rights to Dr. Benezra’s anti-cancer work by negotiating the Company's Industrial Research and Commercial licenses with MSKCC. Mr. Strage was responsible for raising the seed capital used to create the

Company and that funded the collaboration with MSKCC. Prior to joining Axonyx in 1996, Mr. Strage was an associate at the Los Angeles law firm of Hancock, Rothert & Bunschoft and prior thereto an assistant district attorney at the Manhattan District Attorney’s office. Mr. Strage’s experience in the bio-pharmaceutical field, having served as Officer and Director in Axonyx, makes him a suitable candidate to serve in his current capacity.

Martin Murray has served as our Director and Chief Financial Officer since 2005. His current term expires at the end of 2018. Since 2000, Mr. Murray has been the founder and managing partner of Murray and Josephson, CPAs, LLC. He previously held the position of managing partner at the accounting firm of Leeds & Murray, and audit manager with EisnerAmper, LLP. His experience includes providing accounting, auditing, tax and consulting services for publicly-traded and privately-owned companies, including professional organizations, biotechnology companies, creative artists and manufacturing firms. He is also an officer and director of Greenplex Services Inc. Mr. Murray has appeared on television news as a guest expert and has led a series of Continuing Professional Education seminars. He is a member of the tax section of the American Institute of Certified Public Accountants, and the New York State Society of Certified Public Accountants where he served on the health care committee. He earned his MBA in taxation from Baruch College where he also earned his BBA in Accountancy. Mr. Murray’s history and experience in serving as CFO, controller and Director of public and private biotech companies make him a suitable candidate to serve in his current capacity.

Michael Aronstein is the non-executive Chairman of the Board of AngioGenex, Inc. He is currently President, Portfolio Manager, and Chief Investment Officer of Marketfield Asset Management. He is one of the founding partners of Marketfield, which was created in 2007. He began his investment career in 1979 at Merrill Lynch, eventually becoming Manager of Global Investment Strategy before departing in 1987 to join Comstock Partners. Mr. Aronstein was the President of Comstock Partners for six years. In 1993, Mr. Aronstein founded West Course Capital, a discretionary commodity management firm. From 2001 to 2004, Mr. Aronstein was Chief Investment Strategist for Preservation Group, a provider of independent macroeconomic and strategic research to professional investors. In 2004, he joined Oscar Gruss & Son Incorporated and served as Chief Investment Strategist. Mr. Aronstein graduated from Yale College with a Bachelor of Arts degree in 1974.

Scientific Advisory Board

The Company’s SAB is composed of scientists and physicians assembled by Dr. Benezra, each of whom has specific experience useful to the creation and  implementation of the Company’s plan to develop drug treatments for various diseases that depend on the Id protein mechanism. Based on their specific expertise, members of the SAB meet periodically, on an ad-hoc basis to discuss the further development of the Company’s technology. There is no formal or written agreement governing the Company’s SAB and the members are compensated by the Board of Directors with equity, on an individual basis based on their respective contributions.

SAB Members

Ouathek Ouerfelli joined as a member of our SAB in 2016 and has been head of pre-clinical R&D since 2016. Dr. Ouerfelli has been at MSKCC for more than 24 years. After defending his PhD in Organic Synthesis at the University Pierre & Marie Curie in Paris, France, he had a postdoctoral fellowship at Columbia University working with Gilbert Stork. He then spent two years at the Suntory Institute for Bioorganic Research in Osaka, Japan under the mentorship of Koji Nakanishi and working on glutamate receptor structural requirements for activity. With Sam Danishefsky at MSKCC, he has started several collaborative bio-organic projects that led to his promotion to Assistant Laboratory Member within the Cell Biochemistry & Biophysics Program under the direction of Jim Rothman (Nobel Prize in Physiology or Medicine, 2013). As an Associate Laboratory Member he directed a chemistry team that produced 23,000 siRNAs over two years. This was part of the collaboration between MSKCC and Amersham Biosciences (now GE Healthcare) towards a functional proteomic profiling of the human genome using loss of function. Since 2004, he has moved to his current position as Director of the Organic Synthesis Core which participates in all facets of basic research as well as R&D at MSKCC. His work spans total synthesis and modification of natural products, design and synthesis of chemical libraries, hit to lead development, polymorph stability as well as formulation and up to Phase I-enabling scale up of APIs, to name a few. His success is credited to creative interactions with surgeons, oncologists as well as basic scientists to bring about novel and original solutions to important problems.

Larry Norton, M.D. joined as a member of our SAB in 2015 and has been our Chief Medical Officer since 2015. Dr. Norton has a leading role in the design and eventual conduct of human clinical trials for our drug candidates. He is a certified medical oncologist with broad interests in cancer prevention, diagnosis and treatment. His work has established the value of using sequential combinations of drugs – a strategy designed to overcome different drug sensitivities among the cells in a tumor. Since 2003, Norton has been deputy physician-in-chief for breast cancer programs and the medical director of MSK-64th Street at Memorial Sloan-Kettering Cancer Center, the Evelyn H. Lauder Breast Center and the Iris Cantor Diagnostic Center. He is the principal investigator of a program project grant from the National Cancer Institute that is aimed at better understanding breast cancer in the laboratory and in bringing these advances into clinical practice. Dr. Norton has been the Norna S. Sarofim Chair in clinical oncology. And he received his MD degree from Columbia University College of Physicians and Surgeons, did residencies at Bronx Municipal Hospital Center and Albert Einstein College of Medicine, and a fellowship at the National Cancer Institute. He is board certified in internal medicine and medical oncology. He has served leadership positions in several national cancer-related organizations, including serving as president of the American Society of Clinical Oncology (ASCO) from 2001 to 2002, and is a member of the Roster of Cancer Experts of the ASCO Foundation since 2005. From 1988 to 1990 and from 1995 to 2003, he was the chair of the National Cancer Institute’s Breast Cancer Core, and is president of the National Alliance of Breast Cancer Organizations (NABCO). In 1999, he was appointed by President Clinton to serve on the National Cancer Advisory Board (the board of directors of the National Cancer Institute. He is currently the principal investigator of a program project grant from the National Cancer Institute (NCI) that is aimed at better understanding breast cancer in the laboratory and in bringing these advances into clinical practice. Among many awards over the course of his career, he was honored to receive ASCO’s highest honor, the David A. Karnofsky Award, and was McGuire Lecturer at the San Antonio Breast Cancer Symposium. He is the author of more than 350 articles and many book chapters. He has served as a visiting professor throughout the United States, Canada, South America, Europe, Israel and Asia, and also trained many cancer doctors and researchers.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

There are no arrangements or understandings between any two or more of our directors or executive officers, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Legal Proceedings; Promoters and Control Person

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies or law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or associated persons. To the best of our knowledge, during the past five years, none of (1)-(6) in the immediately preceding sentence occurred with respect to any promoter or control person.

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this Item 10 is incorporated herein by reference to our 2018 Proxy Statement.

Code of Ethics

Information required by this Item 10 is incorporated herein by reference to our 2018 Proxy Statement.

Committees of the Board of Directors

We currently do not have standing Audit, Nominating or Compensation committees. Our entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an Audit committee and a Compensation committee of the board of directors as soon as practicable.

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

Board Leadership Structure

Separate people will hold the positions of Chairman of the Board and Chief Executive Officer. Michael Strage is the Chairman of the Board. The Chairman of the Board will provide leadership to the board and work with the board to define its structure and activities in the fulfillment of its responsibilities. The Chairman of the Board will set the board agendas with board and management input, facilitate communication among directors, provide an appropriate information flow to the board and preside at meetings of the board of directors and shareholders. Future modification of the board leadership structure will be made at the sole discretion of our board of directors.

Indemnification of Directors and Officers

Our articles of incorporation provide that we will, to the full extent permitted by law, indemnify and advance or reimburse the expenses of anyone made a party to a proceeding because he is or was a director of the Company. Our bylaws provide that we will indemnify every director, officer, or employee of the Company against all expenses and liabilities, including counsel fees, reasonably incurred by or imposed upon him in connection with any proceedings to which he may become involved, by reason of his service as (by request of the Company), being or having been a director, officer, employee or agent of the Company. Moreover, we have entered into indemnification agreements with each of our members of the Board of Directors and our Chief Executive Officer, Chief Scientific Officer, Chief Operations Officer, and Chief Financial Officer.

We maintain directors’ and officers’ liability insurance policies, which insure against liabilities that directors or officers may incur in such capacities. These insurance policies, together with the indemnification agreements, may be sufficiently broad to permit indemnification of our directors and officers for liabilities, including reimbursement of expenses incurred, arising under the securities laws or otherwise.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total Compensation ($)
Robert Benezra, CEO	2017	$0	$0	$0	$0	$0
Michael Strage, VP	2017	$0	$0	$0	$0	$0
Martin Murray, CFO(2)	2017	$0	$0	$0	$0	$0

(2)

The amount reflects the grant date fair value computed in accordance with FASB ASC Topic 718. The fair value has been computed using the Black-Scholes model.

(2)

Accounting services are provided to the Company by an accounting firm that Mr. Murray is a principal of. For the year 2017, the Company incurred accounting costs to this firm in the amount of $141,102.

Outstanding Equity Awards at Fiscal Year-End

The following table presents, for each named executive officer, information regarding outstanding stock options and restricted stock held as of December 31, 2017:

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)
Robert Benezra	2,000,000	None	$0.08	April 2021	None	None
Michael Strage	1,333,333	None	$0.01-$0.05	Sept 2019-Sept 2023	None	None
Martin Murray	425,000	125,000	$0.05-$0.10	Sept 2019-May 2021	None	None

(1)

2,000,000 options held by Robert Benezra vested on April 5, 2016. 1,000,000 options and 333,333 options held by Michael Strage vested on September 3, 2009 and September 9, 2013, respectively. 150,000 options and 100,000 options held by Martin Murray vested on September 3, 2009 and April 25, 2014 respectively, while 300,000 options are designed to vest ratably at 75,000 options per year starting on April 5, 2016.

We did not engage in any repricing or other modifications or cancellations to any of our named executive officers’ outstanding option awards during the year ended December 31, 2017.

Employment Agreements

None.

Restricted Stock Awards

There were no restricted stock awards to Directors or Officers for the years ended December 31, 2017 and 2016.

Director Compensation

There was no compensation paid to directors for the years ended December 31, 2017 and 2016.

Directors Compensation Program

We have yet to enter into Director Services Agreements with each of the members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this Item 12 is incorporated herein by reference to our 2018 Proxy Statement.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2017 for:

•

each person whom we know beneficially owns more than 5% of our capital stock;

•

each of our directors and named executive officers; and

•

all of our directors and executive officers as a group.

Beneficial ownership is calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable by a person within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. Except where otherwise noted, we believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable.

The address of each beneficial owner listed in the table below is c/o AngioGenex, Inc. 425 Madison Avenue, Suite 902, New York, NY 10017.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Robert Benezra*	2,600,006	8.8%
Common Stock	Michael Strage*	5,773,014	19.6%
Common Stock	Martin Murray	629,000	2.1%
Common Stock	Michael Aronstein	4,500,000	15.3%
Common Stock	All Current Directors and Executive Officers as a Group	13,502,020	45.9%
Common Stock	David Aronstein	1,535,657	5.2%

*Includes shares owned by them and their immediate family members.

As of March 30, 2018, there were no preferred shares (and no derivative securities overlying preferred shares) issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company uses the services of an accounting firm that Martin Murray, CFO, Director, is a principal of. In addition, this firm provides office space to the Company at no charge. As of December 31, 2017 and 2016, the Company owes the accounting firm $163,375 and $146,447 respectively. Mr. Murray does not receive a salary for his service as an officer or director for the Company.

On December 31, 2017 and 2016, the Company owed the former CEO, William Garland, $95,000 for unpaid salary pursuant to an agreement. As of December 31, 2017, the amount remains outstanding.

Jeffrey King, a shareholder, provides legal services to the Company, for which the Company is billed. On December 31, 2017 the Company owed the shareholder’s business, Patent Networks Law Group PLLC, $15,007.

On December 31, 2017 and 2016, the Company’s loans from related parties totaled $155,200 of principal and $73,321 and $68,862 of accrued interest, respectively. The interest rates on these notes vary from 0% to 6%. Related parties include directors, officers, stockholders, and stock option holders, as follows:

On November 21, 2014, the Company obtained an unsecured loan in the amount of $30,000 from an existing shareholder, David Aronstein. The loan was settled on August 15, 2016 by issuance of 300,000 shares of common stock.

On June 6, 2016, the Company obtained an unsecured loan in the amount of $5,000 from a party related to an existing shareholder, Leslie Stroll. The loan was settled on August 15, 2016, by issuance of 31,250 shares of common stock.

Director Independence

None of our directors are “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 5, 2017, the Registrant's Board of Directors approved the appointment of EisnerAmper, LLP Certified Public Accountants as AngioGenex' registered independent public accounting firm. Audit services include the examination of our financial statements and services related to filings with the Securities and Exchange Commission.

The Board of Directors, or a designated representative, or any audit committee subsequently constituted, meets with EisnerAmper on a quarterly basis.

Fees for professional services provided by EisnerAmper LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2017 and by Li & Company, our independent public accounting firm, during the fiscal year ended December 31, 2016, in each of the following categories is as set forth in the table below.

	2017	2016
Audit Fees (1)	$ 51,750	$ 83,850
Audit-Related Fees (2)	$ -	$ -
Tax Fees (3)	$ -	$ -
All Other Fees (4)	$ -	$ -
Total Fees	$ 51,750	$ 83,850

(4)

Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements on Form 10 and for 2017 on Form 10-K, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. There were no such fees incurred with EisnerAmper LLP in 2017 or with Li & Company in 2016.

(3)

Tax Fees would include fees for services rendered for tax compliance, tax advice and tax planning. There were no such fees incurred with EisnerAmper LLP in 2017 or with Li & Company in 2016.

(4)

All Other Fees would include fees for all other services rendered to us that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees incurred with EisnerAmper LLP in 2017 or with Li & Company in 2016.

All of the services performed in the years ended December 31, 2017 and December 31, 2016 were pre-approved by the board. It is the Board’s policy to pre-approve all audit and permitted non-audit services to be provided to us by the independent registered public accounting firm. The Board’s authority to pre-approve non-audit services may be delegated to one or more members of the Board, who shall present all decisions to pre-approve an activity to the full Board at its first meeting following such decision. In addition, the Board has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm's independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements filed as part of this Form 10-K:

(b)  Exhibits

3.1	Articles of Incorporation**
3.2	By-laws*
10.1	Pre-Clinical Service Agreement between Memorial Sloan Kettering Cancer Center and AngioGenex Inc., dated February 2, 2017*
10.2	Agreement to transfer AngioGenex Inc. Stock to Memorial Sloan Kettering Cancer Center, dated April 11, 2014*
16.1	Letter of Li & Company dated September 19, 2017**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	PCT patent application (WO 2015/08949 A2), published on June 18, 2015*
101

The following materials from AngioGenex, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Deficit, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*Previously filed together with our Form 10 submitted on August 22, 2017 **Previously filed together with our Amendment No. 1 to our Form 10 submitted on September 19, 2017

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2018
ANGIOGENEX INC.

By:

/s/ Robert Benezra
Robert Benezra, Ph.D.,
Chief Executive Officer,
Chief Scientific Operator
President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on April 2, 2018:

By:

/s/ Robert Benezra
Robert Benezra, Ph.D.,
Chief Executive Officer,
Chief Scientific Operator
President, Director

By:

/s/ Martin Murray
Martin Murray
Chief Financial Officer
Director

By:

/s/ Michael Strage
Michael Strage, Esq.
Chief Operating Officer
VP, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AngioGenex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AngioGenex, Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital of $627,073, has an accumulated deficit of $6,576,269 as of
December 31, 2017 and has no current source of revenues. These factors, among others discussed in Note 2, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2017.

EISNERAMPER LLP

New York, New York
March 30, 2018

ANGIOGENEX, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$493,676	$272,471
Prepaid expenses	21,634	-
TOTAL CURRENT ASSETS	515,310	272,471

TOTAL ASSETS	$515,310	$272,471

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$383,695	$396,527
Accrued expenses - related parties	495,536	368,143
Notes payable	11,000	11,000
Notes payable - related parties	127,750	127,750
Accrued interest	51,081	23,547
Accrued interest - related parties	73,321	68,862
TOTAL CURRENT LIABILITIES	1,142,383	995,829

LONG-TERM LIABILITIES
Notes payable, related parties	27,450	27,450
	27,450	27,450
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 150,000,000 shares authorized, $0.001 par value;
29,386,667 and 25,366,667 shares issued and outstanding, respectively	29,387	25,367
Shares issuable – 1,000,000 shares of common stock	-	1,000
Additional paid-in capital	5,892,359	5,116,065
Accumulated deficit	(6,576,269)	(5,893,240)
TOTAL STOCKHOLDERS' DEFICIT	(654,523)	(750,808)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$515,310	$272,471

See accompanying notes to financial statements.

ANGIOGENEX, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2017	2016

EXPENSES
Research and development	$291,336	$49,433
General and administrative	354,852	388,525
TOTAL OPERATING EXPENSES	646,188	437,958

LOSS FROM OPERATIONS	(646,188)	(437,958)

OTHER INCOME (EXPENSES)
Other income (expense)	(768)	153
Interest expense	(36,073)	(10,722)
TOTAL OTHER INCOME (EXPENSES)	(36,841)	(10,569)

LOSS BEFORE INCOME TAXES	(683,029)	(448,527)

INCOME TAXES	-	-

NET LOSS	$(683,029)	$(448,527)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	27,761,023	24,231,435

See accompanying notes to financial statements.

ANGIOGENEX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock					Total
	Number		Additional	Shares	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Issuable	Deficit	(Deficit)

Balance, December 31, 2015	23,285,167	$23,285	$4,286,478	$-	$(5,444,713)	$(1,134,950)

Issuance of common stock for settlement of accrued liability	1,000,000	1,000	79,000		-	80,000

Issuance of common stock for services	250,000	250	87,250		-	87,500

Shares issued in conversion of notes payable	331,500	332	34,668		-	35,000

Sale of common stock	500,000	500	348,500	1,000	-	350,000

Stock-based compensation	-	-	280,169		-	280,169

Net loss	-	-	-	-	(448,527)	(448,527)

Balance, December 31, 2016	25,366,667	25,367	5,116,065	1,000	(5,893,240)	(750,808)

Issuance of common stock	1,000,000	1,000		(1,000)		-

Stock based compensation			26,114			26,114

Sale of common stock	3,000,000	3,000	747,000			750,000

Issuance of common stock for services	20,000	20	3,180			3,200

Net loss	-	-	-	-	(683,029)	(683,029)

Balance, December 31, 2017	29,386,667	$29,387	$5,892,359	$-	$(6,576,269)	$(654,523)

See accompanying notes to financial statements

ANGIOGENEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(683,029)	$(448,527)
Adjustments to reconcile net loss
to net cash used in operating activities:
Issuance of common stock for services rendered - related party	3,200	87,500
Stock-based compensation issuance of common stock options	26,114	280,169
Changes in operating assets and liabilities:
Decrease in accrued expenses	(34,466)	(1,240)
Increase/(decrease) in accrued expenses - related party	127,393	(12,039)
Increase in accrued interest	27,534	2,537
Increase in accrued interest - related parties	4,459	8,185
Net cash used in operating activities	(528,795)	(83,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	5,000
Proceeds from the sale of common stock	750,000	350,000
Net cash provided by financing activities	750,000	355,000

Net increase in cash	221,205	271,585
Cash, beginning of year	272,471	886
Cash, end of year	$493,676	$272,471

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$4,345	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in settlement of notes payable	$-	$35,000
Issuance of common stock in settlement of accrued liability - related party	$-	$80,000

See accompanying notes to financial statements.

ANGIOGENEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include AngioGenex, Inc., and its wholly owned subsidiary AngioGenex Therapeutics, Inc. AngioGenex, Inc. (“AngioGenex” or the “Company”) was incorporated in the State of New York on March 31, 1999. AngioGenex, Inc. is a bio-pharmaceutical company dedicated to the development and commercialization of a novel treatment for vascular diseases including many forms of cancer, and macular degeneration.

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

The accompanying consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management estimates. Such estimates include the determination and establishment of certain accruals and provisions, including income tax. On an ongoing basis, the Company reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Contingencies

Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management's best estimate of probable loss.

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted loss per share is similar to the computation of basic loss per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive.

The Company has 12,289,999 common stock options outstanding as of both December 31, 2017 and 2016. These options are excluded from the calculations as they are antidilutive due to losses.

Equipment

Property, plant and equipment is carried at cost less an allowance for depreciation. Depreciation is recorded using the straight-line method over an estimated useful life of five years. For the years ended December 31, 2017 and 2016, equipment has been fully depreciated and no depreciation expense was recorded.

Research and Development

Research and development costs are expensed as incurred.

Stock-based Compensation

The Company accounts for stock-based payment awards in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation—Stock Compensation”, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including stock options. The Company issues new shares upon stock option exercises.

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. The Company values stock-based payment awards at grant date using the Black-Scholes option-pricing model (“Black-Scholes model”). The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by its stock price as well as assumptions regarding certain variables. These variables include, but are not limited to its expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2017 and 2016 consisted of stock-based compensation expense related to stock options and was recorded as a component of general and administrative expenses and research and development expenses.

The Company follows ASC 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company determined the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of the equity instruments issued is measured as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2017 and 2016, all of the Company’s net deferred income tax assets were subject to a full valuation allowance.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition are reflected in the period in which the judgement occurs.

Recent issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company's financial position or results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services. Topic 606 has an effective date of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard became effective for us on January 1, 2017. The adoption of the standard did not have a material impact on our financial position or results of operations.

NOTE 4 – AGREEMENTS WITH MEMORIAL SLOAN KETTERING CANCER CENTER (“MSKCC”)

In March 2000, in exchange for $30,000, the Company obtained from MSKCC, a related party, an exclusive worldwide right and license in the field of use, including to make, have made, use, lease, commercialize and sell licensed products and to use licensed processes derived from the invention. In 2014, the Company issued 810,000 shares of common stock in exchange for previously agreed milestone, royalty and sub-license payments. The aforementioned issuance of shares of common stock released the Company from any future obligations and there are no remaining obligations under the agreement.

In July 2017 the Company executed a service agreement with MSKCC to provide pre-clinical research services in connection with the development and Investigational New Drug (IND) Application for the Company’s lead compound and its derivatives. The effective date of the agreement is February 2, 2017, and $250,000 of fees and costs have been incurred as of December 31, 2017.

NOTE 5 – AGREEMENT WITH BIOCHECK, INC.

On December 15, 2003, the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products. The agreement was modified as of July 21, 2008. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received by BioCheck, Inc. As of December 31, 2017 and 2016, no revenues were generated.

NOTE 6 – RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of accounting, bookkeeping and tax preparation, for which the Company is billed. As of December 31, 2017 and 2016, the Company owed the officer’s business $163,375 and $146,447, respectively, which is included in accrued expenses – related parties in the financial statements.

At December 31, 2017 and 2016, the Company owed an officer $95,000 for unpaid salary pursuant to an agreement.

A shareholder provides legal services to the Company, for which the Company is billed. As of December 31, 2017 the Company owed the shareholder’s business $15,007, which is included in accrued expenses – related parties in the financial statements.

NOTE 7 – NOTES PAYABLE

At December 31, 2017 and 2016, the Company’s loans from related parties totaled $155,200 of principal and $73,321 and $68,862 of accrued interest, respectively. The interest rate on these notes vary from 0% to 6%. Related parties include directors, officers, stockholders, and stock option holders.

At December 31, 2017 and 2016, the Company’s loans from unrelated parties totaled $11,000 of principal and $6,800 and $6,140 of accrued interest, respectively. The interest rate on these notes is 6%, and the principal and accrued interest is due on demand.

On November 21, 2014, the Company obtained an unsecured loan in the amount of $30,000 from a related party. The loan was settled on August 15, 2016 by issuance of 300,000 shares of common stock.

On June 6, 2016, the Company obtained an unsecured loan in the amount of $5,000 from a related party. The loan was settled on August 15, 2016, by issuance of 31,250 shares of common stock.

The principal maturity on all of these notes payable are as follows:

December 31, 2018	$ 138,750
December 31, 2019	-
December 31, 2020	4,700
December 31, 2021	-
Thereafter	22,750
$ 166,200

NOTE 8 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.001 par value common stock.

In July 2017 the Company sold 3,000,000 shares of common stock to related parties at $0.25 per share for proceeds of $750,000.

In September 2017 the Company issued 20,000 shares, valued at $3,200, as compensation for services rendered. The expense is included on the consolidated statement of operations for the year ended December 31, 2017.

During the year ended December 31, 2016, the Company sold 1,500,000 shares of common stock, including 1,000,000 shares issuable as of December 31, 2016, for $350,000. Also, the Company issued 331,500 shares of common stock in exchange for a note payable from a related party of $35,000.

In 2016 the Company issued 1,250,000 shares as a compensation for services rendered. The shares exchanged for these services were valued at $167,500 of which $87,500 charge is included with the 2016 expenses and $80,000 reduced accrued expenses.

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock with a par value of $0.001 and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of December 31, 2017 and 2016, the Company had no preferred stock issued or outstanding.

NOTE 9 – STOCK OPTIONS AND WARRANTS

On July 13, 2004, the board of directors and the stockholders of the Company approved a stock option plan (“2004 Plan”) which provides for the initial granting of options to purchase up to 5,000,000 (with a 4% annual increase per year) shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less than 110% of the fair value of the common stock at date of grant. The options granted vest between 2 and 5 years.  At December 31, 2014, the Company increased the number authorized options under the 2004 Plan to 11,954,960. As of December 31, 2017, the plan was terminated and no further options may be granted under this plan.

On September 27, 2012, the board of directors and the stockholders of the Company approved a stock option plan (“2012 Plan”), which provides for the initial granting of options to purchase up to 5,000,000 (with a 4% annual increase per year) shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. Each option agreement shall set the terms of the option. However, incentive stock options are limited to an expiration not to exceed 10 years. Under the plan, the exercise price shall not less than the fair value on date of grant, except options granted to a stockholder owning more than 10% of the outstanding capital stock whereby the exercise option price not less than 110% of the fair value of the common stock at date of grant.

During the year ended December 31, 2016, the Company granted 600,000 options to consultants and 2,300,000 options to officers. For the years ended December 31, 2017 and 2016, the Company recorded expense of $26,114 and $280,169, respectively, for vested portion of share-based compensation relating to the issuance of these stock options.

During 2016, the Company granted 200,000 stock options to a consultant that will vest upon obtaining certain regulatory approval and submission of an IND application to the FDA. These stock options are accounted for as variable performance based option awards and will be adjusted each reporting period to reflect the estimated fair value until such approvals and filings are obtained. The fair value of these options as of December 31, 2017 is $32,991. The change in value of $(7,930) has been included with stock based compensation for the year ended December 31, 2017.

Stock options activity under the plans is summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price

Outstanding – December 31, 2015	9,189,999	$ 0.07
Options granted	3,100,000	$ 0.08
Options expired	-
Outstanding - December 31, 2016	12,289,999	$ 0.07

	Number of Stock Options	Weighted Average Exercise Price

Outstanding - December 31, 2016	12,289,999	$ 0.07
Options granted	-	-
Options expired	-	-
Outstanding - December 31, 2017	12,289,999	$ 0.07

Options vested and expected to vest – December 31, 2017	11,714,999	$ 0.07

As of December 31, 2017, no options are available for future grant under the 2004 Plan and 3,140,000 options are available under the 2012 Plan. A summary of the options outstanding and exercisable as of December 31, 2017 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Options outstanding	12,289,999	$0.07	2.78	$4,002,800
Options vested and expected to vest	11,714,999	$0.07	2.76	$3,818,800

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2016 was $0.11.

The following table summarizes information regarding outstanding stock option grants as of December 31, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.01-0.05	6,659,999	2.85	$0.04	6,659,999	$0.04
0.08-0.10	3,570,000	3.38	0.08	2,995,000	0.08
0.17-0.20	2,060,000	1.54	0.18	2,060,000	0.18

$0.01-0.20	12,289,999	2.76	$0.07	11,714,999	$0.07

The following is a summary of the status of the Company's non-vested stock options as of December 31, 2016 and the changes during the year ended December 31, 2016:

		Weighted
	Number of	Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value

Nonvested as of January 1, 2016	0	-
Granted	3,100,000	$0.08
Vested	2,225,000	$ 0.08
Forfeited	0	-
Nonvested as of December 31, 2016	875,000	$0.08

The following is a summary of the status of the Company's non-vested stock options as of December 31, 2017 and the changes during the year ended December 31, 2017:

		Weighted
	Number of	Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value

Nonvested as of December 31, 2016	875,000	$ 0.08
Granted	0	-
Vested	300,000	$ 0.08
Forfeited	0	-
Nonvested as of December 31, 2017	575,000	$0.08

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2016

Expected life (years)	3.27-5.5 years
Risk-free interest rate	1.17%
Expected dividend yield	0%
Expected volatility	103%

The Company did not grant any stock options during the year ended December 31, 2017.

In 2016 the 6,391,876 warrants with weighted average exercise price of $0.24, outstanding at the beginning of the year, expired. At December 31, 2017 and 2016, the Company had no warrants outstanding.

NOTE 10 — INCOME TAXES

There was no income tax (benefit) expense for the years ended December 31, 2017 and 2016.

On December 22, 2017, the bill known as the “Tax Cut and Jobs Act” (the “Act”) was signed into law. The Act, which became effective with respect to most of its provisions as of January 1, 2018, significantly revises U.S. corporation tax laws by, among other things, reducing the U.S. federal corporate income tax rate from 34% to 21%, changing the taxation of foreign earnings (including taxation of certain global intangible low-taxed income (“GILTI”)), allowing immediate expensing for qualified assets, repealing deduction for domestic manufacturing, and imposing further limitations on the deductibility of executive compensation. As a result of the Act being signed into law the Company adjusted its deferred tax assets in the fourth quarter of 2017 related to the re-measurement of its US deferred tax assets before valuation allowance at the lower enacted corporate tax rates. The effect of this remeasurement of $574,000 has been included in the 2017 columns of the tables below.

Income tax benefit was computed by applying the United States federal statutory rate of 34% to net loss before taxes as follows:

	2017	2016
United States federal income tax rate	34.00%	34.00%
State income tax, net of federal benefit	11.32	11.00
Change in federal tax rate	(84.06)	-
Permanent differences	(0.06)	-
Other	1.43	-
Change in valuation allowance	37.37	(45.00)
Effective tax rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Federal net operating loss carryforwards	$519,000	$710,000
State and local net operating loss carry forward	334,000	235,000
Share based payments	249,000	315,000
Accounts payable and accrued expenses	238,000	312,000
Federal and local tax credits	107,000	86,000
Capitalized research and development	454,000	499,000
Accrued interest	43,000	42,000
Deferred tax asset	1,944,000	2,199,000
Valuation allowance	(1,944,000)	(2,199,000)
Total deferred tax assets	$-	$-

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $1,944,000 and $2,199,000 against all of its deferred tax assets as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, the total change in valuation allowance was $(255,000) and $(203,000), respectively. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income.

At December 31, 2017 and 2016, the Company had net operating loss carryforwards for federal, state and local income tax purposes of approximately $2,471,000 and $2,088,000 and $2,468,000 and $2,086,000, respectively. State net operating loss carryforwards expire through 2037. The state net operating losses are attributable to New York. In addition, the Company has research and development credits for federal and local income tax purposes of approximately $107,000 and $86,000, respectively, which will begin to expire in 2020.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire.

Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders' subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. The Company intends to complete a study in the future to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation.

The Company did not have any unrecognized tax positions for the years ended December 31, 2017 and 2016.  We recognize interests and/or penalties related to income tax matters in income tax expense. We did not recognize any accrued interest and penalties related to unrecognized tax benefits related to the years ended December 31, 2017 and 2016.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “Id-Knockout” mice, sued the Company claiming approximately $200,000 in unpaid invoices. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agreed to forego all intellectual property rights in the mice and in the research that it acknowledged belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court in November 2007. The Company has not made the required payments since the fourth quarter of 2008, and is in default of this settlement agreement. Under the terms of the agreement upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio as of report date. At December 31, 2017 the Company has made $17,500 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $44,281. No payments were made for the years ended December 31, 2017 and 2016.