Form 10-Q
period 2018-03-31
AngioGenex, Inc.
filed 2018-05-14
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018.
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

As of May 14, 2018, there were 29,386,667 shares of the registrant‘s common stock issued and outstanding.

AngioGenex, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$380,882	$493,676
Prepaid expenses	12,864	21,634
TOTAL CURRENT ASSETS	393,746	515,310
TOTAL ASSETS	$393,746	$515,310
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$441,941	$383,695
Accounts payable and accrued expenses - related parties	512,082	495,536
Notes payable	11,000	11,000
Notes payable - related parties	127,750	127,750
Accrued interest	45,073	51,081
Accrued interest - related parties	74,444	73,321
TOTAL CURRENT LIABILITIES	1,212,290	1,142,383
LONG-TERM LIABILITIES
Notes payable, related parties	27,450	27,450
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 150,000,000 shares authorized, $0.001 par value;
29,386,667 shares issued and outstanding	29,387	29,387
Additional paid-in capital	5,881,829	5,892,359
Accumulated deficit	(6,757,210)	(6,576,269)
TOTAL STOCKHOLDERS' DEFICIT	(845,994)	(654,523)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$393,746	$515,310

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
EXPENSES
Research and development	$(10,372)	$30,042
General and administrative	188,436	56,978
TOTAL OPERATING EXPENSES	178,064	87,020

LOSS FROM OPERATIONS	(178,064)	(87,020)

OTHER EXPENSE
Other expense	(154)	(69)
Interest expense, net	(2,723)	(2,698)
TOTAL OTHER EXPENSE	(2,877)	(2,767)

LOSS BEFORE INCOME TAXES	(180,941)	(89,787)

INCOME TAXES	-	-

NET LOSS	$(180,941)	$(89,787)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING -
BASIC AND DILUTED	29,386,667	26,366,667

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months
	Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180,941)	$(89,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation issuance of common stock options	(10,530)	25,316
Changes in operating assets and liabilities:
Prepaid expenses	-	(15,000)
Accounts payable and accrued expenses	67,016	13,091
Accounts payable and accrued expenses, related party	16,546	7,999
Accrued interest	(6,008)	631
Accrued interest – related parties	1,123	2,013
Net cash used in operating activities	(112,794)	(55,737)

Net decrease in cash	(112,794)	(55,737)
Cash, beginning of period	493,676	272,471
Cash, end of period	$380,882	$216,734

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$7,868	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include AngioGenex, Inc. (“AngioGenex” or the “Company”) and its wholly owned subsidiary AngioGenex Therapeutics, Inc.  AngioGenex was incorporated in the State of New York on March 31, 1999. AngioGenex is a bio-pharmaceutical company dedicated to the development and commercialization of a novel, inexpensive treatment for vascular diseases including many forms of cancer, and macular degeneration.

NOTE 2 – LIQUIDITY AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception. The future of the Company is dependent upon obtaining additional financing and generating revenue to fund research and development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the United Stated Food and Drug Administration (“the “FDA”) will grant future approval of the Company’s prospective products or that profitable operations can be attained as a result thereof. The financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company anticipates that its principal source of funds for the next year will be the issuance of additional equity or debt instruments for cash. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Based on the Company's current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through June 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing. Collectively, these factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3 – BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the annual financial statements and related disclosures included in the audited financial statements for the year ended December 31, 2017.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of March 31, 2018, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the audited financial statements for the year ended December 31, 2017.

Recent Accounting Pronouncements Not Yet Adopted

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

NOTE 4 – AGREEMENT WITH MEMORIAL SLOAN KETTERING CANCER CENTER (“MSKCC”)

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

In July 2017 the Company executed a service agreement with MSKCC, a related party, to provide pre-clinical research services in connection with the development and Investigational New Drug (IND) Application for the Company’s lead compound and its derivatives. The effective date of the agreement is February 2, 2017, and $250,000 of fees and costs have been incurred as of March 31, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of accounting, bookkeeping and tax preparation, for which the Company is billed. As of March 31, 2018 and 2017, the Company owed the officer’s business $179,920 and $156,329, respectively, which is included in accounts payable and accrued expenses – related parties in the financial statements.

At March 31, 2018 and 2017, the Company owed a former officer $95,000 for unpaid salary pursuant to an agreement.

A shareholder provides legal services to the Company, for which the Company is billed. As of March 31, 2018 the Company owed the shareholder’s business $15,007, which is included in accounts payable and accrued expenses – related parties in the financial statements.

NOTE 6 – NOTES PAYABLE

At March 31, 2018, the Company’s loans from related parties total $155,200 of principle and accrued interest of $74,444. The interest rate on these notes vary from 0% to 6%. Related parties include directors, officers, stockholders and stock option holders.

At March 31, 2018, the Company’s loans from unrelated parties total $11,000 in principle and $792 of accrued interest. The interest rate on these notes is 6%, and the principal and accrued interest is due on demand.

The principal maturity on all of these notes payable (including related parties and non-related parties) is as follows:

March 31, 2019	$ 138,750
March 31, 2020	-
March 31, 2021	4,700
March 31, 2022	-
Thereafter	22,750
$ 166,200

NOTE 7 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.001 par value common stock

In July 2017 the Company sold 3,000,000 shares of common stock to related parties at $0.25 per share for proceeds of $750,000.

NOTE 8 – STOCK OPTIONS

The Company did not grant any options during the three months ended March 31, 2018. As of March 31, 2018, 3,890,000 options are available under the 2012 Plan.

The following table summarizes information regarding outstanding stock option grants as of March 31, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.01-0.05	6,659,999	2.60	$0.04	6,659,999	0.04
0.08-0.10	3,570,000	3.13	0.08	3,070,000	0.08
0.17-0.20	2,060,000	1.30	0.18	2,060,000	0.18

$0.01-0.20	12,289,999	2.54	$0.07	11,789,999	$0.07

Compensation expense of ($10,530) and $25,316 has been recognized for stock options for the three months ended March 31, 2018 and 2017. The aggregate intrinsic value of the outstanding and exercisable options at March 31, 2018 was $1,569,380 and $1,508,380 respectively. At March 31, 2018, $34,032 of unamortized compensation expense for unvested options is expected to be recognized over the next year.

During 2016, the Company granted 200,000 stock options to a consultant, 100,000 that will vest upon obtaining certain regulatory approval and submission of an IND application to the FDA, and 100,000 upon the commencement of the Phase I human clinical trial. The first stock option is accounted for as variable performance based option awards, as the performance is probable of occurring, and will be adjusted each reporting period to reflect the estimated fair value until such approvals and filings are obtained. The second award is contingent upon an event (initiation of a clinical trial) in the future and the management cannot determine if this event is probable at this time. The fair value of these options as of March 31, 2018 and 2017 was $13,950 and $28,876, respectively. The change in value of ($19,041) and $16,805 has been included with stock based compensation in research and development for the three months ended March 31, 2018 and 2017.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “Id-Knockout” mice, sued the Company claiming approximately $200,000 in unpaid invoices. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007 the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agreed to forego all intellectual property rights in the mice and in the research that it acknowledged belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court in November 2007. The Company has not made the required payments since the fourth quarter of 2008, and is in default of this settlement agreement. Under the terms of the agreement, upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio as of report date. In November 2007 and various dates in 2008 the Company has made $17,500 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $44,281. Since those dates, no payments have been made.

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

The Company has 12,289,999 common stock options outstanding as of March 31, 2018 and 2017. These options are excluded from the calculation as they are antidilutive.

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

•

our ability to obtain approval from the FDA for our products;

•

acceptance of our products by doctors, patients or payors;

•

availability of reimbursement for our products;

•

our ability to obtain and then protect the patents on our proprietary technology;

•

our ability to fund our short-term and long-term operating needs;

•

estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•

changes in our business plan and corporate strategies; and

•

other risks and uncertainties discussed in greater detail in this document, including those captioned “Risk Factors” and “Financial Information.”

Any of the assumptions underlying any forward-looking statement could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statement included in this Quarterly Report for the period ended March 31, 2018 filed on Form 10-Q (this “Form 10-Q”). All forward-looking statements are made as of the date of this

Form 10-Q and the risk that our actual results will differ materially from the expectations expressed in this Form 10-Q will increase with the passage of time. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement after the date of this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and expectations set forth in this Form 10-Q will be achieved.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2018 and 2017, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.

Our MD&A is intended to enable readers to gain an understanding of our current operating results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of this Form 10-Q and Item 1A of our Annual Report on Form 10-K filed on April 2, 2018 (the “2017 Annual Report on Form 10-K”), and below in the section titled “Special Note Regarding Forward-Looking Statements”; such risks and uncertainties could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

1. Executive Summary

Background and History of the Company. AngioGenex, Inc. (“AngioGenex”, “we”, “us”, “our”, or the “Company”) is a public bio-pharmaceutical company dedicated to the development and commercialization of a novel, inexpensive treatment for vascular diseases including many forms of cancer and macular degeneration. The Company was incorporated in the state of Nevada on April 2, 1999.

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

The Company – Business Strategy. AngioGenex was created to capture the full potential of the Id platform. We currently own what we believe are unencumbered exclusive worldwide rights under issued and pending patents to a novel class of drugs that target the Id proteins. Central to this strategy is our symbiotic relationship with MSKCC, which includes a coordinated research and development program and clinical trial plan. MSKCC holds common stock in the Company that was granted in return for the efforts it contributed to Dr. Benezra’s early efforts in discovering the role of the Id proteins and their potential as targets for disease intervention.

Product Development – Designing and Testing Novel Drugs. With the Company confident that the cell biology suggesting the importance of the target was established (as suggested in the following publications:  “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (Candia et al, Proceedings of The National Academy of Sciences 2003) and “The Id proteins and Angiogenesis”  (Benezra, Rafii, Lyden, Oncogene 2001)), the next step was to try to hit that target with a drug that would inhibit Id, and prevent the process of tumor cell proliferation and new blood vessel formation, thereby impeding the spread of cancer cells. Attempting to do so required the creation of a company to complete the medicinal chemistry and preclinical development. Commercializing the concept required raising seed capital, organizing a team with the expertise to identify the target’s molecular structure, conducting high through-put screening and rational drug design modeling, securing the intellectual property protecting its findings and conducting the pre-clinical experiments with the most active “hits.” The Company was created for that purpose and focused on developing this platform technology into the first Id-inhibitor drug. AngioGenex has accomplished key benchmarks since its inception by incubating the technology and concretizing the concept in the form of active proprietary chemical compounds, which are small molecules such as our two lead drug candidates that, based on unpublished data, the Company believes to have shown specific activity in various animal models of various cancers and macular degeneration.

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

The leading drugs in the field of anti-angiogenic drug therapy are Genentech’s Avastin for cancer (approximately $5.98 billion in sales in 2016) and Regeneron’s Eylea for macular degeneration (whose sales have lifted the company’s market cap to over $50 billion in 2017). Both target a different molecule (Vascular Endothelial Growth Factor) that is active in normal adult biology with anti-bodies or “biologics.”

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

For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For AGX51-α, the estimated timeframe and cost for completion of pre-clinical work is approximately 12 to 15 months and approximately $1.7 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million. We estimate that we are only able to fund our current operations through June 2018 and will need to raise at least $1.5 million in capital to fund our pre-clinical development plan and related operational expenses.

Our team is poised to take one of our two lead compounds, AGX51-α, through this pre-clinical testing in 12 to 15 months and then into the clinic for testing in age-related macular degeneration (“ARMD”). We elected to pursue the ARMD indication first, rather than any form of cancer, because of the relatively lower cost of doing so and our belief, based on the work we have done on AGX51-α at the Wilmer Eye Institute, that there is greater predictability in relation to the pre-clinical animal model data for the ARMD indication. Our current plan is to complete pre-

clinical work for the filing of an IND in the ocular indication initially and conduct a Phase I/IIA clinical trial thereafter. The Company will need to raise between $6 million and $10 million in additional capital to do so, but has chosen to wait until the completion of the IND application as it expects to be able to do so on better terms at that time, depending on the results of the pre-clinical work. If sufficient additional funds are raised, or if a partnership is obtained for eye disease drug development, those IND funds would be re-allocated to a cancer IND for AGX51 or one of its other identified proprietary molecules derivative of AGX51. If successful, that IND would be followed by Phase I/II clinical trials in patients with high risk of metastatic progression at MSKCC, under the supervision of Dr. Larry Norton (Deputy Physician-in-Chief at MSKCC and Medical Director of the Evelyn H. Lauder Breast Center), the Head of the AngioGenex Scientific Advisory Board. With the initiation of these trials, designed to establish safety and proof of principle in humans, the Id story will have come full circle, from a basic biological finding in an academic lab to the discovery of an active chemical inhibitor to be tested on real patients in a clinic at the very institute where it all began. If we raise sufficient resources we would conduct both the oncology and ocular programs simultaneously.

Our Experiments. The essential non-confidential information describing the scientific foundation of AngioGenex’s proprietary technology and its experimental support is described in detail in the Patent Cooperation Treaty (“PCT”) patent application (as described in Item 1.3 of our 2017 Annual Report on Form 10-K and filed as Exhibit 99.1 to our Form 10 (the “Form 10”) filed with the SEC on September 29, 2017) and the following publication: “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (Candia et al, Proceedings of The National Academy of Sciences 2003). The aforementioned PCT patent application describes numerous experiments that produced the data supporting the patent claims. Additionally, the aforementioned publication describes experiments with a widely accepted model of breast cancer with experimental breast cancer prone “herceptin” mice.

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

Financial History. As a research and development company, we have incurred significant losses since inception. We had an accumulated deficit of $6,757,210 as of March 31, 2018.  These losses have resulted principally from costs incurred in connection with research and development activities, license fees and general and administrative expenses.

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

For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For AGX51-α, the estimated timeframe and cost for completion of pre-clinical work is approximately 12 to 15 months and approximately $1.7 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million.

We have limited financial resources and we will need to raise substantial additional funding in order to execute these plans. If we raise sufficient resources, we would conduct both the oncology and ocular programs simultaneously.  However, there can be no assurance that such resources will be available or, if available, will be at rates or prices acceptable to us.

Comparison of Results of Operations for the Three Months ended March 31, 2018 and 2017

Revenues

We had no revenues for the three months ended March 31, 2018 and 2017.

Research and Development Expenses

For the three months ended March 31, 2018 and 2017, total research and development costs were $(10,372) and $30,042, respectively. The decrease is due primarily to change in stock compensation from $19,642 to $(16,204), resulting from awards to a consultant that are accounted for as variable performance based option awards and are adjusted each reporting period.  Stock-based compensation was negative for the three months ended March 31, 2018 due to the valuation of these contingent options.  The decrease is also due to lower expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The Company incurred $5,832 and $10,400 in connection with research performed at laboratories in the three months ended March 31, 2018 and 2017, respectively.

General and Administrative Expenses

For the three months ended March 31, 2018 and 2017, total general and administrative expenses were $188,436 and $56,978, respectively. General and administrative expenses include professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, and patent counsel fees and costs, including the maintenance of existing intellectual property. The increase is comprised primarily of an increase in professional fees.

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

Operating Loss

For the three months ended March 31, 2018, operating loss was $178,064 as compared with $87,020 for the three months ended March 31, 2017. The increase in operating loss is due primarily to professional fees, which are described in “General and Administrative Expenses” above.

We expect to incur continued operating losses through 2018 as we continue to develop Id Inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the three months ended March 31, 2018, our interest expense was $2,877 as compared to $2,767 for the three months ended March 31, 2017.

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

The Company’s significant development milestone is the filing of its first IND application with the FDA for its lead drug candidate, AGX51-α, for the treatment of macular degeneration. Reaching the goal of the filing of the IND will require that the Company conduct animal toxicity studies in two separate species, a series of tests to determine how the drug is absorbed, distributed and cleared from the body, and a series of chemistry experiments to determine, among other things, the stability and shelf life of the drug. The Company has contracted with MSKCC to perform some or all of this work under the MSKCC Services Agreement (see Exhibit 10.1 to our Form 10 filed with the SEC on September 29, 2017). The timely and successful completion of this work will allow the Company to seek FDA permission in the fourth quarter of 2018 to test AGX51-α in human volunteers. The Company anticipates a total cost of approximately $1.9 million to accomplish this work in approximately 15-24 months under the current agreement with MSKCC. The Company lacks all of the funding necessary to complete these tasks and will require additional capital to do so. The Company intends to obtain the funds necessary to complete the pre-clinical work needed to accomplish this significant milestone from new and existing investors and insiders.

We have historically relied on financing activities to provide the cash needed for our operating expenses. As of March 31, 2018, we had cash of $380,882.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 2019, the Company requires additional capital either in the form of a private placement of common stock or debt that will generate sufficient operating cash flows to fund operations.

Without such additional capital, our ability to operate will be limited and we may be unable to continue operations altogether. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.  These factors raise substantial doubt regarding our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

Cash used for operating activities for the three months ended March 31, 2018 was $112,794 compared to $55,737 for the same period in 2017. The increase is due to increased professional fees associated with patent support, auditing, bookkeeping and accounting services.

Financing Activities

No cash was provided by financing activities for the three months ended March 31, 2018 and 2017.

Off-Balance Sheet Arrangements

At March 31, 2018, we had no off-balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. During the quarterly period ended March 31, 2018, there were no material changes to the critical accounting policies described in our 2017 Annual Report on Form 10-K.  See Item 7, “Critical Accounting Policies, Judgments and Estimates” in our 2017 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. As of March 31, 2018, we do not believe we are exposed to significant market risks due to changes in United States interest rates or foreign currency exchange rates as measured against the United States dollar.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-Q, the Company’s management, under the supervision of, and with the participation of, the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date and subject to the discussion below, they believe that our disclosure controls and procedures are currently effective to ensure that information currently required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. However, there can be no assurances that these disclosure controls and procedures will be adequate in the future.

We note that we did not comment on internal control over financial reporting in our 2017 Annual Report on Form 10-K due to a transition period established by rules of the SEC for newly public companies (as further described in our 2017 Annual Report on Form 10-K). We encourage readers to carefully consider the risk factor included in our 2017 Annual Report on Form 10-K, captioned: “We do not have effective internal controls over our financial reporting and we may be unable to build an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause current and potential stockholders to lose confidence in our financial reporting and adversely impact the business and the ability to raise additional funds in the future.”

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter ended March 31, 2018. Management concluded that no changes to our internal control over financial reporting occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we encourage readers to carefully consider the risk factor included in our 2017 Annual Report on Form 10-K, captioned: “We do not have effective internal controls over our financial reporting and we may be unable to build an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause current and potential stockholders to lose confidence in our financial reporting and adversely impact the business and the ability to raise additional funds in the future.”

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no material legal proceedings pending.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Item 1A, “Risk Factors” in our 2017 Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. During the quarterly period ended March 31, 2018, there were no material changes to the risk factors described in our 2017 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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
101

The following materials from AngioGenex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 14, 2018

ANGIOGENEX INC.

By: /s/ Robert Benezra

Robert Benezra, Ph.D.,

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Martin Murray

Martin Murray,

Chief Financial Officer

(Principal Financial and

Accounting Officer)