Form 10-Q
period 2018-06-30
AngioGenex, Inc.
filed 2018-08-14
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018.
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

As of August 10, 2018, there were 29,386,667 shares of the registrant‘s common stock issued and outstanding.

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

Any of the assumptions underlying any forward-looking statement could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statement included in this Quarterly Report for the period ended June 30, 2018 filed on Form 10-Q (this “Form 10-Q”). All forward-looking statements are made as of the date of this Form 10-Q and the risk that our actual results will differ materially from the expectations expressed in this Form 10-Q will increase with the passage of time. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement after the date of this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and expectations set forth in this Form 10-Q will be achieved.

AngioGenex, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$251,382	$493,676
Prepaid expenses	3,995	21,634
TOTAL CURRENT ASSETS	255,377	515,310
TOTAL ASSETS	$255,377	$515,310
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$436,602	$383,695
Accounts payable and accrued expenses - related parties	456,779	495,536
Notes payable	1,000	11,000
Notes payable - related parties	127,750	127,750
Accrued interest	45,037	51,081
Accrued interest - related parties	76,400	73,321
TOTAL CURRENT LIABILITIES	1,143,568	1,142,383
LONG-TERM LIABILITIES
Notes payable, related parties	27,450	27,450
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 150,000,000 shares authorized, $0.001 par value;
29,386,667 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	29,387	29,387
Additional paid-in capital	5,900,391	5,892,359
Accumulated deficit	(6,845,419)	(6,576,269)
TOTAL STOCKHOLDERS' DEFICIT	(915,641)	(654,523)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$255,377	$515,310

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
EXPENSES
Research and development	$22,638	$204,884	$12,266	$234,926
General and administrative	64,045	200,932	252,481	257,910
TOTAL OPERATING EXPENSES	86,683	405,816	264,747	492,836

LOSS FROM OPERATIONS	(86,683)	(405,816)	(264,747)	(492,836)

OTHER INCOME (EXPENSE)
Other expense	331	(386)	177	(455)
Interest income	256	-	515	-
Interest expense	(2,113)	(2,669)	(5,095)	(5,367)
TOTAL OTHER EXPENSE	(1,526)	(3,055)	(4,403)	(5,822)

LOSS BEFORE INCOME TAXES	(88,209)	(408,871)	(269,150)	(498,658)

INCOME TAXES	-	-	-	-

NET LOSS	$(88,209)	$(408,871)	$(269,150)	$(498,658)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.02)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING -
BASIC AND DILUTED	29,386,667	26,366,667	29,386,667	26,366,667

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months
	Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269,150)	$(498,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation issuance of common stock options	8,032	85,874
Changes in operating assets and liabilities:
Prepaid expenses	17,639	-
Accounts payable and accrued expenses	52,907	76,682
Accounts payable and accrued expenses, related party	(38,757)	162,639
Accrued interest	(6,044)	1,264
Accrued interest – related parties	3,079	3,548
Net cash used in operating activities	(232,294)	(168,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(10,000)	-
Net cash used in financing activities	(10,000)

Net decrease in cash	(242,294)	(168,651)
Cash, beginning of period	493,676	272,471
Cash, end of period	$251,382	$103,820

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$8,086	$555
Income taxes	$-	$-

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

As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception. The future of the Company is dependent upon obtaining additional financing and generating revenue to fund research and development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the United Stated Food and Drug Administration (“the “FDA”) will grant future approval of the Company’s prospective products or that profitable operations can be attained as a result thereof. Our financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company anticipates that its principal source of funds for the next year will be the issuance of additional equity or debt instruments for cash. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Based on the Company's current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through September 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing. Collectively, these factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the entire year. The accompanying Condensed Consolidated Balance Sheets at December 31, 2017, were derived from audited annual financial statements but do not contain all of the footnote disclosures from the annual financial statements. These financial statements should be read in conjunction with the annual financial statements and related disclosures included in the audited financial statements for the year ended December 31, 2017.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of June 30, 2018, the

Company’s significant accounting policies and estimates remain unchanged from those detailed in the audited financial statements for the year ended December 31, 2017.

Recent Accounting Pronouncements Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Updates (”ASUs”) issued by the Financial Accounting Standards Board. ASUs not discussed below were considered by management and either determined to be not applicable or expected to have minimal impact on our consolidated balance sheets or statements of operations.

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

In June 2018, FASB issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. We are currently evaluating the effect of this guidance on our consolidated financial statements and disclosures.

NOTE 4 – AGREEMENT WITH MEMORIAL SLOAN KETTERING CANCER CENTER (“MSKCC”)

In March 2000, in exchange for $30,000, the Company obtained from MSKCC, a related party, an exclusive worldwide right and license in the field of use, including to make, have made, use, lease, commercialize and sell licensed products and to use licensed processes derived from the invention of our two leading drug candidates . In 2014, the Company issued 810,000 shares of common stock in exchange for previously agreed milestone, royalty and sub-license payments. The aforementioned issuance of shares of common stock released the Company from any future obligations and there are no remaining obligations under the agreement.

In July 2017 the Company executed a service agreement with MSKCC, a related party, to provide pre-clinical research services in connection with the development and Investigational New Drug (IND) Application for the Company’s lead compound and its derivatives. The effective date of the agreement is February 2, 2017, and $250,000 of fees and costs have been incurred as of June 30, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company owes MSKCC for research and development expenses $75,000 and $150,000 as of June 30, 2018 and 2017, respectively.

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of accounting, bookkeeping and tax preparation, for which the Company is billed. As of June 30, 2018 and 2017, the Company owed the officer’s business $149,618 and $163,628, respectively, which is included in accounts payable and accrued expenses – related parties in our financial statements.

At June 30, 2018 and 2017, the Company owed a former officer $95,000 for unpaid salary pursuant to an agreement. In addition, two former officers are owed $99,159 for unreimbursed business expenses as of June 30, 2018 and 2017, respectively, which is included in accounts payable and accrued expenses - related parties in our financial statements.

Two shareholders provided legal services to the Company, for which the Company is billed. As of June 30, 2018 and 2017, the Company owed these shareholders $38,002, which is included in accounts payable and accrued expenses – related parties in the financial statements.

NOTE 6 – NOTES PAYABLE

At June 30, 2018, the Company’s loans from related parties total $155,200 of principal and accrued interest of $76,400. The interest rate on these notes vary from 0% to 6%. Related parties include directors, officers, stockholders and stock option holders.

At June 30, 2018, the Company’s loans from unrelated parties total $1,000 in principal and $756 of accrued interest. The interest rate on these notes is 6%, and the principal and accrued interest is due on demand.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated party. The loan was repaid on April 6, 2018. The Company paid interest payments of $6,171 on March 5, 2018 and $61 on April 6, 2018, totaling $6,232 of interest accrued and paid on this loan.

The principal maturity on all of these notes payable (including related parties and non-related parties) is as follows:

June 30, 2019	$ 128,750
June 30, 2020	-
June 30, 2021	4,700
June 30, 2022	-
Thereafter	22,750
$ 156,200

NOTE 7 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.001 par value common stock.

In July 2017, the Company sold 3,000,000 shares of common stock to related parties at $0.25 per share for proceeds of $750,000.

NOTE 8 – STOCK OPTIONS

The Company did not grant any options during the six months ended June 30, 2018. As of June 30, 2018, 3,890,000 options are available under the 2012 Plan.

The following table summarizes information regarding outstanding stock option grants as of June 30, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.01-0.05	6,659,999	2.35	$0.04	6,659,999	$0.04
0.08-0.10	3,570,000	2.88	0.08	3,145,000	0.08
0.17-0.20	2,060,000	1.05	0.18	2,060,000	0.18

$0.01-0.20	12,289,999	2.29	$0.07	11,864,999	$0.07

Compensation expense of $18,562 and $60,558 has been recognized for stock options for the three months ended June 30, 2018 and 2017, and $8,032 and $85,874 has been recognized for stock options for the six months ended June 30, 2018 and 2017, respectively. The aggregate intrinsic value of the outstanding and exercisable options at June 30, 2018 was $2,896,700 and $2,798,950 respectively. At June 30, 2018, $25,521 of unamortized compensation expense for unvested options is expected to be recognized over the next year.

During 2016, the Company granted 200,000 stock options to a consultant, 100,000 of which will vest upon obtaining certain regulatory approval and submission of an IND application to the FDA, and 100,000 of which will vest upon the commencement of the Phase I human clinical trial. The first 100,000 stock options described above are accounted for as variable performance based option awards, as the performance is probable of occurring, and will be adjusted each reporting period to reflect the estimated fair value until such approvals and filings are obtained. The second 100,000 stock options are contingent upon an event (initiation of a clinical trial) in the future, and management cannot determine if this event is probable at this time. The fair value of these options as of June 30, 2018 and 2017 was $24,001 and $109,774, respectively. The change in value of $(8,990) and $68,852 has been included with stock based compensation in research and development for the six months ended June 30, 2018 and 2017.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “Id-Knockout” mice, sued the Company claiming approximately $200,000 in unpaid invoices. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007, the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agreed to forego all intellectual property rights in the mice and in the research that it acknowledged belong to AngioGenex, and AngioGenex agreed to pay the CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court in November 2007. The Company has not made the required payments since the fourth quarter of 2008, and is in default of this settlement agreement. Under the terms of the agreement, upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio as of report date. In November 2007 and various dates in 2008, the Company has made $17,500 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $44,281. Since those dates, no payments have been made.

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

The Company has 12,289,999 common stock options outstanding as of June 30, 2018 and 2017. These options are excluded from the calculation as they are antidilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2018 and 2017, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.

Our MD&A is intended to enable readers to gain an understanding of our current operating results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of this Form 10-Q and Item 1A of our Annual Report on Form 10-K filed on April 2, 2018 (the “2017 Annual Report on Form 10-K”), and above in the section titled “Special Note Regarding Forward-Looking Statements”; such risks and uncertainties could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

1. Executive Summary

Background and History of the Company. AngioGenex, Inc. (“AngioGenex”, “we”, “us”, “our”, or the “Company”) is a public bio-pharmaceutical company dedicated to the development and commercialization of a novel, inexpensive treatment for vascular diseases including many forms of cancer and macular degeneration. The Company was incorporated in the state of Nevada in March 1999.

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

For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For AGX51-α, the estimated timeframe and cost for completion of pre-clinical work is approximately 12 to 15 months and approximately $1.7 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million. We estimate that we are only able to fund our current operations through September 2018 and will need to raise at least $1.5 million in capital to fund our pre-clinical development plan and related operational expenses.

Our team is poised to take one of our two lead compounds, AGX51-α, through this pre-clinical testing in 12 to 15 months and then into clinical trials for testing in age-related macular degeneration (“ARMD”). We elected to pursue the ARMD indication first, rather than any form of cancer, because of the relatively lower cost of doing so and our belief, based on the work we have done on AGX51-α at the Wilmer Eye Institute, that there is greater predictability in relation to the pre-clinical animal model data for the ARMD indication. Our current plan is to complete pre-clinical work for the filing of an IND in the ocular indication initially and conduct a Phase I/IIA clinical trial thereafter. The Company will need to raise between $6 million and $10 million in additional capital to do so, but has chosen to wait until the completion of the IND application as it expects to be able to do so on better terms at that time, depending on the results of the pre-clinical work. If sufficient additional funds are raised, or if a partnership is obtained for eye disease drug development, those IND funds would be re-allocated to a cancer IND for AGX51 or one of its other identified proprietary molecules derivative of AGX51. If successful, that IND would be followed by Phase I/II clinical trials in patients with high risk of metastatic progression at MSKCC, under the supervision of Dr. Larry Norton (Deputy Physician-in-Chief at MSKCC and Medical Director of the Evelyn H. Lauder Breast Center),

the Head of the AngioGenex Scientific Advisory Board. With the initiation of these trials, designed to establish safety and proof of principle in humans, the Id story will have come full circle, from a basic biological finding in an academic lab to the discovery of an active chemical inhibitor to be tested on real patients in a clinic at the very institute where it all began. If we raise sufficient resources, we would conduct both the oncology and ocular programs simultaneously.

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

The Path Forward. If we successfully complete the pre-clinical work, the next step will be the first human clinical testing of AGX51-α regarding safety and preliminary efficacy. To do so, we will seek further financing or a corporate partner for the completion of testing and the ultimate marketing of the drug. Our goal is to achieve interim milestones toward FDA approval in a number of disease indications with distinct proprietary pharmaceutical products.

Financial History. As a research and development company, we have incurred significant losses since inception. We had an accumulated deficit of $6,845,419 as of June 30, 2018.  These losses have resulted principally from costs incurred in connection with research and development activities, license fees and general and administrative expenses.

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

Comparison of Results of Operations for the Three Months ended June 30, 2018 and 2017

Revenues

We had no revenues for the three months ended June 30, 2018 and 2017.

Research and Development Expenses

For the three months ended June 30, 2018 and 2017, total research and development costs were $22,638 and $204,884, respectively. The decrease is due to lower expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The Company views this decrease to be temporary, as it continues its activities. The Company incurred $9,750 and $150,000 in connection with research performed at laboratories in the three months ended June 30, 2018 and 2017, respectively. The decrease is also due to change in stock compensation from $54,884 to $12,888, resulting from awards to a consultant that are accounted for as variable performance based option awards and are adjusted each reporting period.

General and Administrative Expenses

For the three months ended June 30, 2018 and 2017, total general and administrative expenses were $64,045 and $200,932, respectively. General and administrative expenses include professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, and patent counsel fees and costs, including the maintenance of existing intellectual property. The decrease is primarily due to a decrease in professional fees.

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

Operating Loss

For the three months ended June 30, 2018, operating loss was $86,683 as compared with $405,816 for the three months ended June 30, 2017. The decrease in operating loss is due to research and development costs, as described in “Research and Development Expenses” above, and to professional fees, which are described in “General and Administrative Expenses” above.

We expect to incur continued operating losses through 2018 as we continue to develop Id inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the three months ended June 30, 2018, our interest expense was $2,113 as compared to $2,669 for the three months ended June 30, 2017.

Comparison of Results of Operations for the Six Months ended June 30, 2018 and 2017

Revenues

We had no revenues for the six months ended June 30, 2018 and 2017.

Research and Development Expenses

For the six months ended June 30, 2018 and 2017, total research and development costs were $12,266 and $234,926, respectively. The decrease is due to lower expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The Company views this decrease to be temporary, as it continues its activities. The Company incurred $15,582 and $160,400 in connection with research performed at laboratories in the six months ended June 30, 2018 and 2017, respectively. The decrease is also due to change in stock compensation from $74,526 to $(3,316), resulting from awards to a consultant that are accounted for as variable performance based option awards and are adjusted each reporting period.  Stock-based compensation was negative for the six months ended June 30, 2018 due to the valuation of these contingent options.

General and Administrative Expenses

For the six months ended June 30, 2018 and 2017, total general and administrative expenses were $252,481 and $257,910, respectively. General and administrative expenses include professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, and patent counsel fees and costs, including the maintenance of existing intellectual property. The decrease is due primarily to a decrease in professional fees and office expenses offset by increase in insurance costs.

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

Operating Loss

For the six months ended June 30, 2018, operating loss was $264,747 as compared with $492,836 for the six months ended June 30, 2017. The decrease in operating loss is due to research and development costs, as described in “Research and Development Expenses” above and to professional fees, which are described in “General and Administrative Expenses” above.

We expect to incur continued operating losses through 2018 as we continue to develop Id inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the six months ended June 30, 2018, our interest expense was $5,095 as compared to $5,367 for the three months ended June 30, 2017.

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

The Company’s significant development milestone is the filing of its first IND application with the FDA for its lead drug candidate, AGX51-α, for the treatment of macular degeneration. Reaching the goal of the filing of the IND will require that the Company conduct animal toxicity studies in two separate species, a series of tests to determine how the drug is absorbed, distributed and cleared from the body, and a series of chemistry experiments to determine, among other things, the stability and shelf life of the drug. The Company has contracted with MSKCC to perform some or all of this work under the MSKCC Services Agreement (see Exhibit 10.1 to our Form 10 filed with the SEC on August 22, 2017). The timely and successful completion of this work will allow the Company to seek FDA permission in 2019 to test AGX51-α in human volunteers. The Company anticipates a total cost of approximately $1.7 million to accomplish this work in approximately 12-15 months under the current agreement with MSKCC. The Company lacks all of the funding necessary to complete these tasks and will require additional capital to do so. The Company intends to obtain the funds necessary to complete the pre-clinical work needed to accomplish this significant milestone from new and existing investors and insiders.

We have historically relied on financing activities to provide the cash needed for our operating expenses. As of June 30, 2018, we had cash of $251,382.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 2019, the Company requires additional capital either in the form of a private placement of common stock or debt that will generate sufficient operating cash flows to fund operations.

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

Operating Activities

Cash used for operating activities for the six months ended June 30, 2018 was $232,294 compared to $168,651 for the same period in 2017. The increase is due to increased cash payments for professional fees associated with patent support, auditing, bookkeeping and accounting services in the current period.

Financing Activities

No cash was provided by financing activities for the six months ended June 30, 2018 and 2017. Cash used by financing activities for the six months ended June 30, 2018 comprised repayment of a $10,000 note payable.

Off-Balance Sheet Arrangements

At June 30, 2018, we had no off-balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. During the quarterly period ended June 30, 2018, there were no material changes to the critical accounting policies described in our 2017 Annual Report on Form 10-K.  See Item 7, “Critical Accounting Policies, Judgments and Estimates” in our 2017 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. As of June 30, 2018, we do not believe we are exposed to significant market risks due to changes in United States interest rates or foreign currency exchange rates as measured against the United States dollar.

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

In connection with the preparation of this Form 10-Q, the Company’s management, under the supervision of, and with the participation of, the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date and subject to the discussion below, they believe that our disclosure controls and procedures are effective to ensure that information currently required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. However, there can be no assurances that these disclosure controls and procedures will be adequate in the future.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended June 30, 2018. Management concluded that no changes to our internal control over financial reporting occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we encourage readers to carefully consider the risk factor included in our 2017 Annual Report on Form 10-K, captioned: “We do not have effective internal controls over our financial reporting and we may be unable to build an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause current and potential stockholders to lose confidence in our financial reporting and adversely impact the business and the ability to raise additional funds in the future.”

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no material legal proceedings pending.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Item 1A, “Risk Factors” in our 2017 Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. During the quarterly period ended June 30, 2018, there were no material changes to the risk factors described in our 2017 Annual Report on Form 10-K.

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
101

The following materials from AngioGenex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Dated: August 14, 2018

ANGIOGENEX INC.

By: /s/ Robert Benezra

Robert Benezra, Ph.D.,

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Martin Murray

Martin Murray,

Chief Financial Officer

(Principal Financial and

Accounting Officer)