Form 10-Q
period 2018-09-30
AngioGenex, Inc.
filed 2018-11-13
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018.
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

As of November 9, 2018, there were 29,386,667 shares of the registrant‘s common stock issued and outstanding.

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

•

our ability to obtain approval from the United States Food and Drug Administration for our products;

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

Any of the assumptions underlying any forward-looking statement could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statement included in this Quarterly Report for the period ended September 30, 2018 filed on Form 10-Q (this “Form 10-Q”). All forward-looking statements are made as of the date of this Form 10-Q and the risk that our actual results will differ materially from the expectations expressed in this Form 10-Q will increase with the passage of time. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement after the date of this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and expectations set forth in this Form 10-Q will be achieved.

AngioGenex, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$117,341	$493,676
Prepaid expenses	31,245	21,634
TOTAL CURRENT ASSETS	148,586	515,310
TOTAL ASSETS	$148,586	$515,310
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$459,760	$383,695
Accounts payable and accrued expenses - related parties	402,537	495,536
Notes payable	1,000	11,000
Notes payable - related parties	127,750	127,750
Accrued interest	45,052	51,081
Accrued interest - related parties	78,458	73,321
TOTAL CURRENT LIABILITIES	1,114,557	1,142,383
LONG-TERM LIABILITIES
Notes payable, related parties	27,450	27,450
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 150,000,000 shares authorized, $0.001 par value;
29,386,667 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	29,387	29,387
Additional paid-in capital	5,903,242	5,892,359
Accumulated deficit	(6,926,050)	(6,576,269)
TOTAL STOCKHOLDERS' DEFICIT	(993,421)	(654,523)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$148,586	$515,310

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
EXPENSES
Research and development	$(1,291)	$17,997	$10,975	$252,923
General and administrative	79,621	99,980	332,101	357,890
TOTAL OPERATING EXPENSES	78,330	117,977	343,076	610,813

LOSS FROM OPERATIONS	(78,330)	(117,977)	(343,076)	(610,813)

OTHER INCOME (EXPENSE)
Other income (expense)	29	(207)	206	(662)
Interest income	138	92	653	92
Interest expense	(2,468)	(3,019)	(7,564)	(8,386)
TOTAL OTHER EXPENSE	(2,301)	(3,134)	(6,705)	(8,956)

LOSS BEFORE INCOME TAXES	(80,631)	(121,111)	(349,781)	(619,769)

INCOME TAXES	-	-	-	-

NET LOSS	$(80,631)	$(121,111)	$(349,781)	$(619,769)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING -
BASIC AND DILUTED	29,386,667	28,878,624	29,386,667	27,213,187

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
	Nine Month Period Ended September 30, 2018
	Common Stock					Total
	Number		Additional	Shares	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Issuable	Deficit	Deficit

January 1, 2018	29,386,667	$29,387	$5,892,359	$-	$(6,576,269)	$(654,523)

Stock based compensation	-	-	(10,530)	-	-	(10,530)

Net loss	-	-	-	-	(180,941)	(180,941)

March 31, 2018	29,386,667	29,387	5,881,829	-	(6,757,210)	(845,994)

Stock based compensation	-	-	18,562	-	-	18,562

Net loss	-	-	-	-	(88,209)	(88,209)

June 30, 2018	29,386,667	29,387	5,900,391	-	(6,845,419)	(915,641)

Stock based compensation	-	-	2,851	-	-	2,851

Net loss	-	-	-	-	(80,631)	(80,631)

September 30, 2018	29,386,667	$29,387	$5,903,242	$-	$(6,926,050)	$(993,421)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
	Nine Month Period Ended September 30, 2017
	Common Stock					Total
	Number		Additional	Shares	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Issuable	Deficit	Deficit

January 1, 2017	25,366,667	$25,367	$5,116,065	$1,000	$(5,893,240)	$(750,808)

Issuance of common stock	1,000,000	1,000	-	(1,000)	-	-

Stock-based compensation	-	-	25,316	-	-	25,316

Net loss	-	-	-	-	(89,787)	(89,787)

March 31, 2017	26,366,667	26,367	5,141,381	-	(5,983,027)	(815,279)

Stock-based compensation	-	-	60,558	-	-	60,558

Net loss	-	-	-	-	(408,871)	(408,871)

June 30, 2017	26,366,667	26,367	5,201,939	-	(6,391,898)	(1,163,592)

Stock-based compensation	-	-	(76,329)	-	-	(76,329)

Sale of common stock	-	-	747,000	3,000	-	750,000

Issuance of common stock for services	-	-	3,180	20	-	3,200

Net loss	-	-	-	-	(121,111)	(121,111)

September 30, 2017	26,366,667	$26,367	$5,875,790	$3,020	$(6,513,009)	$(607,832)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months
	Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(349,781)	$(619,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation issuance of common stock options	10,883	9,545
Issuance of common stock for services rendered – related party	-	3,200
Changes in operating assets and liabilities:
Prepaid expenses	19,444	(30,600)
Accounts payable and accrued expenses	52,126	131,967
Accounts payable and accrued expenses, related party	(92,999)	102,326
Accrued interest	(6,029)	1,899
Accrued interest – related parties	5,137	4,090
Net cash used in operating activities	(361,219)	(397,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(10,000)	-
Repayment of financed insurance premiums	(5,116)	-
Proceeds from common stock subscription	-	750,000
Net cash (used in) provided by financing activities	(15,116)	750,000

Net (decrease) increase in cash	(376,335)	352,658
Cash, beginning of period	493,676	272,471
Cash, end of period	$117,341	$625,129

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest paid	$8,371	$2,397
Income taxes	$-	$-
Supplemental non-cash financing activity:
Insurance premiums financed by a note	$29,055	$-

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

As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception. The future of the Company is dependent upon obtaining additional financing and generating revenue to fund research and development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the United Stated Food and Drug Administration (the “FDA”) will grant future approval of the Company’s prospective products or that profitable operations can be attained as a result thereof. Our financial statements do not include any recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company anticipates that its principal source of funds for the next year will be the issuance of additional equity or debt instruments for cash. Management plans to seek additional capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Based on the Company's current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through December 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing. Collectively, these factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3 – BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results for the entire year. The accompanying Condensed Consolidated Balance Sheets at December 31, 2017, were derived from audited annual financial statements but do not contain all of the footnote disclosures from the annual financial statements. These financial statements should be read in conjunction with the annual financial statements and related disclosures included in the audited financial statements for the year ended December 31, 2017.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of September 30, 2018, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the audited financial statements for the year ended December 31, 2017.

Recent Accounting Pronouncements Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not discussed below were considered by management and either determined to be not applicable or expected to have minimal impact on our consolidated balance sheets or statements of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations, as the Company has not entered into any lease agreements.

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

NOTE 4 – AGREEMENT WITH MEMORIAL SLOAN KETTERING CANCER CENTER (“MSKCC”)

In March 2000, in exchange for $30,000, the Company obtained from MSKCC, a related party, an exclusive worldwide right and license in the field of use, including to make, have made, use, lease, commercialize and sell licensed products and to use licensed processes derived from the invention of our two leading drug candidates. In 2014, the Company issued 810,000 shares of common stock in exchange for previously agreed milestone, royalty and sub-license payments. The aforementioned issuance of shares of common stock released the Company from any future obligations and there are no remaining obligations under the agreement.

In July 2017 the Company executed a service agreement with MSKCC, a related party, to provide pre-clinical research services in connection with the development and Investigational New Drug (IND) Application for the Company’s lead compound and its derivatives. The effective date of the agreement is February 2, 2017, and $250,000 of fees and costs have been incurred as of September 30, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company owes MSKCC for research and development expenses $25,000 and $100,000 as of September 30, 2018 and 2017, respectively.

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of accounting, bookkeeping and tax preparation, for which the Company is billed. As of September 30, 2018 and 2017, the Company owed the officer’s business $145,376 and $153,315, respectively, which is included in accounts payable and accrued expenses – related parties in our financial statements.

At September 30, 2018 and 2017, the Company owed a former officer $95,000 for unpaid salary pursuant to an agreement. In addition, two former officers are owed $99,159 for unreimbursed business expenses as of September 30, 2018 and 2017, respectively, which is included in accounts payable and accrued expenses - related parties in our financial statements.

Two shareholders provided legal services to the Company, for which the Company is billed. As of September 30, 2018 and 2017, the Company owed these shareholders $38,002, which is included in accounts payable and accrued expenses – related parties in the financial statements.

NOTE 6 – FINANCED INSURANCE PREMIUMS

In August 2018, the Company entered into an agreement to finance $29,055 of its insurance premiums. The agreement provides for monthly repayments of principal and interest accrued at 8.54% per annum, commencing on September 10, 2018. At September 30, 2018 the balance was $23,939 and has been included with accounts payable and accrued expenses in the financial statements.

NOTE 7 – NOTES PAYABLE

At September 30, 2018, the Company’s loans from related parties total $155,200 of principal and accrued interest of $78,458. The interest rate on these notes vary from 0% to 6%. Related parties include directors, officers, stockholders and stock option holders.

At September 30, 2018, the Company’s loans from unrelated parties total $1,000 in principal and $771 of accrued interest. The interest rate on these notes is 6%, and the principal and accrued interest is due on demand.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated party. The loan was repaid on April 6, 2018. The Company paid interest payments of $6,171 on March 5, 2018 and $61 on April 6, 2018, totaling $6,232 of interest accrued and paid on this loan.

The principal maturity on all of these notes payable (including related parties and non-related parties) is as follows:

September 30, 2019	$ 128,750
September 30, 2020	4,700
September 30, 2021	-
September 30, 2022	-
Thereafter	22,750
$ 156,200

NOTE 8 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.001 par value common stock.

In July 2017, the Company sold 3,000,000 shares of common stock to related parties at $0.25 per share for proceeds of $750,000.

NOTE 9 – STOCK OPTIONS

The Company did not grant any options during the nine months ended September 30, 2018. As of September 30, 2018, 3,890,000 options are available under the stock option plan approved by the board of directors and the stockholders of the Company on September 27, 2012 (the “2012 Plan”).

The following table summarizes information regarding outstanding stock option grants as of September 30, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.01-0.05	6,659,999	2.10	$0.04	6,659,999	$0.04
0.08-0.10	3,570,000	2.63	0.08	3,220,000	0.08
0.17	1,560,000	1.05	0.17	1,560,000	0.17

$0.01-0.17	11,789,999	2.12	$0.07	11,439,999	$0.07

Compensation expense of $2,851 and $(76,329) has been recognized for stock options for the three months ended September 30, 2018 and 2017, and $10,883 and $9,545 has been recognized for stock options for the nine months ended September 30, 2018 and 2017, respectively. The aggregate intrinsic value of the outstanding and exercisable options at September 30, 2018 was $2,134,300 and $2,074,800 respectively. At September 30, 2018, $17,010 of unamortized compensation expense for unvested options is expected to be recognized over the next year.

During 2016, the Company granted 200,000 stock options to a consultant, 100,000 of which will vest upon obtaining certain regulatory approval and submission of an IND application to the FDA, and 100,000 of which will vest upon the commencement of the Phase I human clinical trial. The first 100,000 stock options described above are accounted for as variable performance based option awards, as the performance is probable of occurring, and will be adjusted each reporting period to reflect the estimated fair value until such approvals and filings are obtained. The second 100,000 stock options are contingent upon an event (initiation of a clinical trial) in the future, and management cannot determine if this event is probable at this time. The fair value of these options as of September 30, 2018 and 2017 was $18,341 and $24,933, respectively. The change in value of $14,650 and ($15,988) has been included with stock based compensation in research and development for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

In July 2006, Comparative Biosciences Inc. (“CompBio”) , a company that AngioGenex hired to breed and house a colony of its proprietary “Id-Knockout” mice, sued the Company claiming approximately $200,000 in unpaid invoices. AngioGenex’s response included counter-claims for CompBio’s breaches of contract, as well as a number of business torts. On November 6, 2007, the parties agreed to a disposition of the suit under a stipulated judgment and settlement agreement pursuant to which: CompBio must return the laboratory mice and all scientific data from the research, CompBio agreed to forego all intellectual property rights in the mice and in the research that it acknowledged belong to AngioGenex, and AngioGenex agreed to pay CompBio $55,000 in installments over a 5-year period, plus accumulated interest at 5% per annum. The stipulated judgment and settlement agreement was filed with the court in November 2007. The Company has not made the required payments since the fourth quarter of 2008, and is in default of this settlement agreement. Under the terms of the agreement, upon receipt of written notification of default from CompBio the Company has five days to cure. Failure by the Company to cure the default results in an increase in the settlement amount to $75,000 plus retroactive interest of 5% on the balance. The Company has not received any notification of default from CompBio as of report date. In November 2007 and various dates in 2008, the Company has made $17,500 payments to CompBio pursuant to the settlement agreement, and had accrued interest of $44,281. Since those dates, no payments have been made.

NOTE 11 — NET LOSS PER SHARE

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

The Company has 11,789,999 and 12,289,999 common stock options outstanding as of September 30, 2018 and 2017, respectively. These options are excluded from the calculation as they are antidilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2018 and 2017, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.

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

The Science – Discovering the Target. Since the discovery of “Id” genes more than 20 years ago, Dr. Robert Benezra, the Company’s Chief Scientific and Executive Officer (“CEO” and “CSO”) and a Member at Memorial Sloan Kettering Cancer Center (“MSKCC”), has been pursuing the role of Id genes, and the proteins they express, in stimulating intrinsic tumor cell growth and blood vessel development to support such growth that occurs both in early fetal development and in the pathology of numerous important diseases. Subsequent experiments by Dr. Benezra with an “Id knock-out” mouse suggested that interfering with Id protein activity might prevent the establishment and spread of tumors that normally “dupe” the body into activating the Id mechanism for cancer cell proliferation and the creation of the new blood vessels cancer cells need to grow and spread. The role of the Id proteins as targets for neovessels and tumor cell proliferation, as well as metastasis, was further discussed in numerous scientific articles. The articles also discuss the Id mechanism and potential for disease prevention.

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

For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For AGX51-α, the estimated timeframe and cost for completion of pre-clinical work is approximately 12 to 15 months and approximately $1.7 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million. We estimate that we are only able to fund our current operations through December 2018 and will need to raise at least $1.5 million in capital to fund our pre-clinical development plan and related operational expenses.

Our team is poised to take one of our two lead compounds, AGX51-α, through this pre-clinical testing in 12 to 15 months and then into clinical trials for testing in age-related macular degeneration (“ARMD”). We elected to pursue the ARMD indication first, rather than any form of cancer, because of the relatively lower cost of doing so and our belief, based on the work we have done on AGX51-α at the Wilmer Eye Institute, that there is greater predictability in relation to the pre-clinical animal model data for the ARMD indication. Our current plan is to complete pre-clinical work for the filing of an IND in the ocular indication initially and conduct a Phase I/IIA clinical trial thereafter. The Company will need to raise between $6 million and $10 million in additional capital to do so, but has chosen to wait until the completion of the IND as it expects to be able to do so on better terms at that time, depending on the results of the pre-clinical work. If sufficient additional funds are raised, or if a partnership is obtained for eye disease drug development, those IND funds would be re-allocated to a cancer IND for AGX51 or one of its other identified proprietary molecules derivative of AGX51. If successful, that IND would be followed by Phase I/II clinical trials in patients with high risk of metastatic progression at MSKCC, under the supervision of Dr.

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

Our Experiments. The essential non-confidential information describing the scientific foundation of AngioGenex’s proprietary technology and its experimental support is described in detail in the Patent Cooperation Treaty (“PCT”) patent application (as described in Item 1.3 of our 2017 Annual Report on Form 10-K and filed as Exhibit 99.1 to our Form 10 (the “Form 10”) filed with the SEC on August 22, 2017) and the following publication: “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (Candia et al, Proceedings of The National Academy of Sciences 2003). The aforementioned PCT patent application describes numerous experiments that produced the data supporting the patent claims. Additionally, the aforementioned publication describes experiments with a widely accepted model of breast cancer with experimental breast cancer prone “herceptin” mice.

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

Financial History. As a research and development company, we have incurred significant losses since inception. We had an accumulated deficit of $6,926,050 as of September 30, 2018.  These losses have resulted principally from costs incurred in connection with research and development activities, license fees and general and administrative expenses.

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

Comparison of Results of Operations for the Three Months ended September 30, 2018 and 2017

Revenues

We had no revenues for the three months ended September 30, 2018 and 2017.

Research and Development Expenses

For the three months ended September 30, 2018 and 2017, total research and development costs were ($1,291) and $17,997, respectively. The decrease is due to lower expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The Company views this decrease to be temporary, as it continues its activities. The Company incurred $1,532 and $100,000 in connection with research performed at laboratories in the three months ended September 30, 2018 and 2017, respectively. The decrease is also due to change in stock compensation from ($82,003) to ($2,823) resulting from awards to a consultant that are accounted for as variable performance based option awards and are adjusted each reporting period.

General and Administrative Expenses

For the three months ended September 30, 2018 and 2017, total general and administrative expenses were $79,621 and $99,980, respectively. General and administrative expenses include professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, and patent counsel fees and costs, including the maintenance of existing intellectual property. The decrease is primarily due to a decrease in professional fees.

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

Operating Loss

For the three months ended September 30, 2018, operating loss was $78,330 as compared with $117,977 for the three months ended September 30, 2017. The decrease in operating loss is due to research and development costs, as described in “Research and Development Expenses” above, and to professional fees, which are described in “General and Administrative Expenses” above.

We expect to incur continued operating losses through 2018 as we continue to develop Id inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the three months ended September 30, 2018, our interest expense was $2,468 as compared to $3,019 for the three months ended September 30, 2017.

Comparison of Results of Operations for the Nine Months ended September 30, 2018 and 2017

Revenues

We had no revenues for the nine months ended September 30, 2018 and 2017.

Research and Development Expenses

For the nine months ended September 30, 2018 and 2017, total research and development costs were $10,975 and $252,923, respectively. The decrease is due to lower expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The Company views this decrease to be temporary, as it continues its activities. The Company incurred $17,114 and $260,400 in connection with research performed at laboratories in the nine months ended September 30, 2018 and 2017, respectively. The change is also due to change in stock compensation from ($7,477) to ($6,139), resulting from awards to a consultant that are accounted for as variable performance based option awards and are adjusted each reporting period.  Stock-based compensation was negative for the nine months ended September 30, 2018 and 2017 due to the valuation of these contingent options.

General and Administrative Expenses

For the nine months ended September 30, 2018 and 2017, total general and administrative expenses were $332,101 and $357,890, respectively. General and administrative expenses include professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, and patent counsel fees and costs, including the maintenance of existing intellectual property. The decrease is due primarily to a decrease in professional fees and office expenses offset by increase in insurance costs.

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

Operating Loss

For the nine months ended September 30, 2018, operating loss was $343,076 as compared with $610,813 for the nine months ended September 30, 2017. The decrease in operating loss is due to research and development costs, as described in “Research and Development Expenses” above and to professional fees, which are described in “General and Administrative Expenses” above.

We expect to incur continued operating losses through 2018 as we continue to develop Id inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the nine months ended September 30, 2018, our interest expense was $7,564 as compared to approximately $8,386 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

We require significant additional cash resources to fund the expenditures necessary to maintain our operating infrastructure, to pay for research and development activities, and to pay our personnel and management team. Based on the Company's current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through December 2018. As we seek to further expand our pre-clinical and clinical programs and expand our intellectual property portfolio, we will need cash to fund such activities and enable in-licensing opportunities and other research and development endeavors.

The Company’s significant development milestone is the filing of its first IND with the FDA for its lead drug candidate, AGX51-α, for the treatment of macular degeneration. Reaching the goal of the filing of the IND will require that the Company conduct animal toxicity studies in two separate species, a series of tests to determine how the drug is absorbed, distributed and cleared from the body, and a series of chemistry experiments to determine, among other things, the stability and shelf life of the drug. The Company has contracted with MSKCC to perform some or all of this work under a Pre-Clinical Service Agreement with MSKCC (see Exhibit 10.1 to our Form 10 filed with the SEC on August 22, 2017). The timely and successful completion of this work will allow the Company to seek FDA permission in 2019 to test AGX51-α in human volunteers. The Company anticipates a total cost of approximately $1.7 million to accomplish this work in approximately 12-15 months under the current agreement with MSKCC. The Company lacks all of the funding necessary to complete these tasks and will require additional capital to do so. The Company intends to obtain the funds necessary to complete the pre-clinical work needed to accomplish this significant milestone from new and existing investors and insiders.

We have historically relied on financing activities to provide the cash needed for our operating expenses. As of September 30, 2018, we had cash of $117,341.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 2019, the Company requires additional capital either in the form of a private placement of common stock or debt that will generate sufficient operating cash flows to fund operations.

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

Operating Activities

Cash used for operating activities for the nine months ended September 30, 2018 was $361,219 compared to $397,342 for the same period in 2017. The decrease is due to decreased cash payments for research and development expenditures offset by increased cash payments for insurance premiums in the current period.

Financing Activities

No cash was provided by financing activities for the nine months ended September 30, 2018. Cash used by financing activities for the nine months ended September 30, 2018 comprised repayment of a $10,000 note payable and repayment of insurance financing of $5,116. Cash provided by financing activities for the nine months ended September 30, 2017 was secured by the July 2017 issuance of 3,000,000 shares of common stock to related parties at $0.25 per share for proceeds of $750,000.

Off-Balance Sheet Arrangements

At September 30, 2018, we had no off-balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. During the quarterly period ended September 30, 2018, there were no material changes to the critical accounting policies described in our 2017 Annual Report on Form 10-K.  See Item 7, “Critical Accounting Policies, Judgments and Estimates” in our 2017 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. As of September 30, 2018, we do not believe we are exposed to significant market risks due to changes in United States interest rates or foreign currency exchange rates as measured against the United States dollar.

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

In connection with the preparation of this Form 10-Q, the Company’s management, under the supervision of, and with the participation of, the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date and subject to the discussion below, they believe that our disclosure controls and procedures are effective to ensure that information currently required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. However, there can be no assurances that these disclosure controls and procedures will be adequate in the future.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended September 30, 2018. Management concluded that no changes to our internal control over financial reporting occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we encourage readers to carefully consider the risk factor included in our 2017 Annual Report on Form 10-K, captioned: “We do not have effective internal controls over our financial reporting and we may be unable to build an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause current and potential stockholders to lose confidence in our financial reporting and adversely impact the business and the ability to raise additional funds in the future.”

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no material legal proceedings pending.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Item 1A, “Risk Factors” in our 2017 Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. During the quarterly period ended September 30, 2018, there were no material changes to the risk factors described in our 2017 Annual Report on Form 10-K.

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
101

The following materials from AngioGenex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders Deficit and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 13, 2018

ANGIOGENEX INC.

By: /s/ Robert Benezra

Robert Benezra, Ph.D.,

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Martin Murray

Martin Murray,

Chief Financial Officer

(Principal Financial and

Accounting Officer)