Form 10-K
period 2018-12-31
AngioGenex, Inc.
filed 2019-03-28
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018.
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

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was $4,448,187, based on the most recent quoted stock price of common shares on June 30, 2018, at $0.31 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 27, 2019, there were 30,386,667 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for April 22, 2019, have been incorporated by reference into this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

Any of the assumptions underlying any forward-looking statement could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statement included in this Annual Report for the period ended December 31, 2018 filed on Form 10-K (this “Form 10-K”). All forward-looking statements are made as of the date of this Form 10-K and the risk that our actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement after the date of this Form 10-K, whether as a result of new information, future events, changed circumstances or for any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives or expectations set forth in this Form 10-K will be achieved.

PART I

ITEM 1.  BUSINESS

1. Executive Summary.

Background and History of the Company. AngioGenex, Inc., and our wholly owned subsidiary AngioGenex Therapeutics, Inc. (“AngioGenex,” “we,” “us,” “our” or the “Company”) is a public bio-pharmaceutical company dedicated to the development and commercialization of a novel, inexpensive treatment for vascular diseases including many forms of cancer and macular degeneration. The Company was incorporated in the state of Nevada on April 2, 1999. AngioGenex Therapeutics, Inc was incorporated in the state of Nevada in May of 2004. AngioGenex Therapeutics merged with AngioGenex, Inc., a New York Corporation that was incorporated in March of 1999. The merger of these two entities was competed in 2005, and was treated as a reverse merger for accounting purposes.

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

Product Development – Designing and Testing Novel Drugs. With the Company confident that the cell biology suggesting the importance of the target was established (as suggested in the following publications:  “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (Candia et al, Proceedings of The National Academy of Sciences 2003), along with now 100s of publications pointing to the importance of these proteins in cancer initiation and progression), the next step was to try to hit that target with a drug that would inhibit Id, and prevent the process of tumor cell proliferation as well as new blood vessel formation, thereby impeding the spread of cancer cells. Attempting to do so required the creation of a company to complete the medicinal chemistry and preclinical development. Commercializing the concept required raising seed capital, organizing a team with the expertise to identify the target’s molecular structure, conducting high through-put screening and rational drug design modeling, securing the intellectual property to protect findings and conducting the pre-clinical experiments with the most active “hits.” The Company was created for that purpose and focused on developing this platform technology into the first Id-inhibitor drug. AngioGenex has accomplished key benchmarks since its inception by incubating the technology and concretizing the concept in the form of active proprietary chemical compounds, which are small molecules such as our two lead drug candidates that, based on unpublished data, the Company believes to have shown specific activity in various animal models of various cancers and macular degeneration.

Our two lead drug candidates are AGX51 and its derivative AGXA, with AGXA being the first drug candidate we are testing towards an Investigational New Drug Application (“IND”). The Company also has a number of other proprietary small molecules. Focusing on the exact three-dimensional atomic structure of the Id protein, our chemists designed drugs that we believe bind to the Id proteins and inhibit their activity, based on unpublished experimental data regarding the drugs’ activity in in vitro tests, and from cell line and animal models of breast and other cancers and macular degeneration. The goal of these experiments was to see if, in pre-clinical models, AGXA and AGX51’s other derivatives can reproduce the impact of Id gene deletion in preventing the Id proteins from performing their role in support of the establishment and spread of cancer. The Company’s working hypothesis is that the Company’s drugs interfere with Id activity both in the tumor cells themselves and the vessels that support their growth, and that this dual activity might support the Company’s attempts to establish the superior performance of AGXA over other drugs which only inhibit blood vessel growth.

Competition. We believe that there is no other company developing an Id-based therapeutic, diagnostic or prognostic product. However, there are a large number of competitors developing cancer therapeutics based on an anti-angiogenic approach. There are also a significant number of companies developing therapeutics and diagnostics based on other technologies.

The leading drugs in the field of anti-angiogenic drug therapy are Genentech’s Avastin for cancer (approximately $7.21 billion in sales in 2017) and Regeneron’s Eylea for macular degeneration (whose sales have lifted the company’s market cap to over $50 billion in 2017). Both target a different molecule (Vascular Endothelial Growth Factor) that is active in normal adult biology with anti-bodies or “biologics”.

Corporate Strategy – Pre-Clinical and Clinical Development. The Company’s drugs (including our two lead drug candidates AGX51 and its derivative AGXA) are at the pre-clinical stage of development. Our Company would like to ultimately develop different Id-inhibitor drugs to treat cancer and macular degeneration.

For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For a second compound and indication, the estimated timeframe and cost for completion of pre-clinical work is approximately 12 to 15 months and approximately $1.7 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million. We estimate that we are only able to fund our current operations through April 2019 and will need to raise at least $1.3 million in capital to fund our pre-clinical development plan and related operational expenses.

Our team is poised to take one of our two lead compounds, AGXA, through this pre-clinical testing in 12 to 15 months and then into clinical trials for testing in age-related macular degeneration (“ARMD”). We elected to pursue the ARMD indication first, rather than any form of cancer, because of the relatively lower cost of doing so and our belief, based on the work we have done on AGXA at the Wilmer Eye Institute, that there is greater predictability in relation to the pre-clinical animal model data for the ARMD indication. Our current plan is to complete pre-clinical work for the filing of an IND in the ocular indication initially and conduct a Phase I/IIA clinical trial thereafter. The Company will need to raise between $6 million and $10 million in additional capital to do so, but has chosen to wait until the completion of the IND as it expects to be able to do so on better terms at that time, depending on the results of the pre-clinical work. If sufficient additional funds are raised, or if a partnership is obtained for eye disease drug development, those IND funds would be re-allocated to a cancer IND for AGX51 or one of its other identified proprietary molecules derivative of AGX51. If successful, that IND could be followed by Phase I/II clinical trials in patients with high risk of progression at MSKCC, with a cancer called colangiocarcinoma, or cancer of the bile duct. This will be done under the supervision of Dr. William Jarnagin, a liver cancer surgeon with experience managing this disease. With the initiation of these trials, designed to establish safety and proof of principle in humans, the Id story will have come full circle, from a basic biological finding in an academic lab to the discovery of an active chemical inhibitor to be tested on real patients in a clinic at the very institute where it all began. If we raise sufficient resources, we would conduct both the oncology and ocular programs simultaneously.

Our Experiments. The essential non-confidential information describing the scientific foundation of AngioGenex’s proprietary technology and its experimental support is described in detail in the Patent Cooperation Treaty (“PCT”) patent application (see Exhibit 99.1 to our Form 10 (the “Form 10”) filed with the United States Securities and Exchange Commission (the “SEC”) on August 22, 2017) and the following publication: “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (Candia et al, Proceedings of The National Academy of Sciences 2003). The aforementioned PCT patent application describes numerous experiments that produced the data supporting the patent claims. Additionally, the aforementioned publication describes experiments with a widely accepted model of breast cancer with experimental breast cancer prone “herceptin” mice.

The Path Forward. If we successfully complete the pre-clinical work, the next step will be the first human clinical testing of AGXA regarding safety and preliminary efficacy. To do so we will seek further financing or a corporate partner for the completion of testing and the ultimate marketing of the drug. Our goal is to achieve interim milestones toward FDA approval in a number of disease indications with distinct proprietary pharmaceutical products.

Financial History. As a research and development company, we have incurred significant losses since inception. We had an accumulated deficit of $7,011,717 as of December 31, 2018.  These losses have resulted principally from costs incurred in connection with R&D activities, license fees and general and administrative expenses.

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

The Combined Anti-Angiogenic and Anti-Cancer Cell Approach. One anticancer approach that has received much attention in recent years is targeting of the blood supply of the tumor. If tumors are prevented from recruiting new blood vessels for nutrients (through a process called angiogenesis) the tumors cannot grow beyond a very small size and cannot spread (metastasize) to other parts of the body, rendering them essentially harmless to the patient. This approach is attractive because unlike tumor cells, the cells that form blood vessels do not acquire mutations at any appreciable rate and, therefore, acquired drug resistance is unlikely. In addition, we believe that the growth of blood vessels around a tumor is a different process than normal angiogenesis in adults, suggesting that it is possible to develop non-toxic drug regimens for treating cancer. Normal angiogenesis occurs in adults primarily in wound healing and certain reproductive functions. Finally, the molecular steps that result in angiogenesis are becoming better understood, thereby providing new targets for anti-angiogenic drug design. Among these, the Id proteins have been demonstrated to play a key role in tumor angiogenesis and not normal vascular maintenance as set forth in “The Id proteins and angiogenesis” (Benezra, Rafii, Lyden, Oncogene 2001).

Solely inhibiting the blood vessel supply, however, is often insufficient to inhibit tumor growth and must be combined with drugs which inhibit the proliferation of cancer cells themselves. AngioGenex’s approach is to target the Id proteins that are required in both the blood vessels and the tumor cells simultaneously, a significant potential advantage over drugs which target one or the other process. We are pursuing strategies to inactivate the Id proteins to inhibit vascularization and the tumor cell growth, and if successful, we believe such strategies should therefore lead to better outcomes.

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

•

In pre-clinical experiments AGX51 and derivatives have demonstrated the ability to degrade the Id proteins. Amplification of the target was predicted and shown to be insufficient to generate resistance to the drugs, since even high levels of the Id proteins are degraded efficiently over time.

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

•

Id-Related Ocular Therapeutics. There are other important diseases besides cancer in which the abnormal growth of blood vessels contributes to the underlying pathology. These include ARMD and retinopathy of prematurity (“ROP”), where the growth of blood vessels has been implicated in the loss of vision and blindness. These are major diseases for which existing treatments are unsatisfactory. Medical experts in these diseases believe, and there is some experimental evidence to suggest, that blocking the growth of blood vessels would be therapeutic. We have designed and tested a number of small molecules with which we have obtained unpublished data that we believe constitutes promising results in two animal models used routinely to identify drugs useful to treat these diseases. The first model involves subjecting very young mice to high oxygen concentrations (hyperoxia), a procedure that causes growth of blood vessels in the eye. This model is used routinely to screen for agents to treat ROP. The absence of Id genes and proteins prevented the growth of blood vessels into the eye in this animal model. A second mouse model that employs argon laser injury was also used to investigate the role of the Id genes and proteins in ocular angiogenesis associated with ARMD. The argon laser model is the most predictive of a beneficial action of a drug or procedure for the treatment of ARMD. As in the hyperoxia model, Id deletion resulted in a failure of growth of new blood vessels into the eye. Additional research has been conducted to attempt to confirm and extend these findings, with AGXA and other anti-Id molecules. That unpublished proprietary data reflect the Company’s intent to subject AGXA to the full schedule of pre-clinical testing as an anti-Id drug for the treatment of ARMD.

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

Current Research Focus and Long-Term Plan.

For our lead compound for macular degeneration, AGXA51-α, we have completed testing AGXA51-α against the drug Eylia, which is one of the FDA-approved drug therapies for ARMD, and are commencing further testing, including for safety in animals, to obtain data for an IND to the FDA for eventual human clinical trials for the treatment of ARMD. The initial test results regarding AGX51’s performance against the drug Eylia can be seen on pages 12, 42 to 49, 91 to 93 and 107 and in Figures 23, 24 and 25 in the PCT patent application filed as Exhibit 99.1 to our Form 10 filed with the SEC on August 22, 2017. These additional tests required to complete the FDA IND requirements will require funding either from investors or through a joint venture, partnership or licensing agreement with another company.

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

Subsequently, the Company recognized MSKCC’s contributions to the development of the technology by granting it equity in the form of 810,000 shares of the Company’s Common Stock pursuant to a one-page agreement between the Company and MSKCC (see Exhibit 10.2 to our Form 10 filed with the SEC on August 22, 2017). Under the terms of that agreement the parties acknowledge that the collaboration between the Company and MSKCC did not transfer any intellectual property rights between the parties, including but not limited to any rights to or in the Company’s patented drug AGX51, or any proprietary technology of MSKCC that was involved in any Id-related research with the Company.

Currently, there is a contractual relationship between the Company and MSKCC under which MSKCC’s core facilities are performing and supervising the work necessary for the submission of an IND application under a  Services Agreement with the Company (see Exhibit 10.1 to our Form 10 filed with the SEC on August 22, 2017) (“Services Agreement”). The Services Agreement is a straight cash fee for service agreement under which MSKCC is paid in cash to perform identified tasks at the Company’s request. The Services Agreement does not include any form of license and does not transfer any intellectual property rights nor does the Services Agreement contemplate any royalties or milestone payments in any form.

The Services Agreement covers work done on both AGX51 and AGXA51-α. The performance period is open-ended as the collaboration is ongoing and contemplates a series of projects necessary for the submission of the IND to the FDA for the Company’s lead drug candidate. The economics vary from project to project based on MSKCC’s own costs and depend on where the necessary work is to be performed. To date, MSKCC has performed $250,000 in work on the organic synthesis of AGX51 and AGXA51-α and X-ray crystallography work to study the binding of the Company’s drugs to the target Id molecule. The Services Agreement can be terminated by either party with or without cause upon 30 days’ written notice.

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

As an overview, all of the listed patents in the table above cover AGX51 and its useful analogs and derivatives (including AGXA51-α). “TBF” means “to be filed,” which is equivalent to “in preparation.” This means that active laboratory investigative and patent legal work is largely completed for multiple new scheduled US patent filings (that will also serve as priority filings for a new PCT case in 2019), which include additional drugs (other Anti-Id compounds, including “analogs” of AGX-51) and clinical methods, among other developing proprietary technologies. The timing to file the TBF patents will depend on our work schedule and Dr. Benezra’s timing of final review and research. Our current plan is to commence filings this year and to file at least one new patent so that we will have an additional related case capturing new ocular data and also additional data on cancer treatment efficacy.

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

Collaboration. We made a grant of $10,400 to the Johns Hopkins Hospital’s Wilmer Eye Institute to further study our lead ocular drugs (AGX51, AGXA51-α and other analogs of AGX51) in a series of animal studies designed to compare them at various doses against each other and the drug Eylea. The initial work on AGX51 was conducted in 2016 and the work on its derivatives that supported the decision to further test AGX51-α was conducted in 2017, with both protocols completed and data collated in 2017. Funded as a grant to the Wilmer Institute, the experiments conducted on AngioGenex’s proprietary compounds were work for hire and did not create any new intellectual property or transfer any of our existing intellectual property rights in the compounds that were the subject of these experiments.

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

Research and Development. We incurred $30,736 and $291,336 on research and development activities for the years ended December 31, 2018 and 2017, respectively.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. For example, in the years ended December 31, 2018 and 2017, we used $453,789 and $528,795, respectively, in net cash for our operating activities, substantially all of which related to selling, general and administrative activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new research and preclinical development efforts.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to conduct additional research and development activities is dependent upon the availability of funding. From 2017 to 2018, we significantly slowed our total research and development costs by roughly 90%. This decrease is viewed as temporary but if we are unable to raise capital when needed or on attractive terms, we may be forced to further reduce, delay or eliminate our research and development programs or any future commercialization efforts.

The estimated working capital requirement for research and development and general and administrative expenditures through March 2020 is approximately $1,300,000, and we currently have approximately $96,000 available at March 15, 2019. We estimate that we will be able to fund our current operations through April 2019. Therefore, we will need to raise at least $1,204,000 in capital to fund our current planned operations through March 2020. Our independent registered public accounting firm has stated in their audit report dated March 27, 2019 that there is substantial doubt about our ability to continue as a going concern.

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

We incurred net losses of $435,448 and $683,029 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $7,011,717. We expect to incur significant operating losses for the foreseeable future. We do not have any marketing approval for any of our products, which makes it difficult for you to evaluate our future business prospects.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. Successful commercialization will require achievement of key milestones, including completing clinical trials of AGX51 and any other product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We, and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Risks Relating to Our Operations

As a result of our limited operating history, we may not be able to correctly estimate the future operating expenses, which could lead to cash shortfalls.

We were incorporated in 1999 and have only a limited operating history from which to evaluate our business. We have generated only $636,000 in grant and other income through December 31, 2018, and have not received FDA approval for marketing any of our product candidates. Failure to obtain FDA approval for our products would have a material adverse effect on our ability to continue operating. Accordingly, these prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have an adverse effect on the business, operating results and financial condition.

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

Our independent registered public accounting firm report covering our audited financial statements for the years ended December 31, 2018 and 2017 stated that certain factors, including our net losses and our net cash used in the operating activities, when compared with net cash position, raise substantial doubt as to our ability to continue as a going concern.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our Common Stock.

Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and related rules, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. If material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future could cause us to fail to meet our future reporting obligations and cause the price of our Common Stock to decline.

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

We are a research and development company that generated $50,000 in revenues from royalties in 2007 and received grants and other income of $636,000 from 2004 through 2013. We have not generated any revenues from the sale of products through December 31, 2018, and may not do so for several years. In addition, any revenues that we may generate may be insufficient for us to become profitable. In particular, there are no assurances that we can:

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

As of December 31, 2018, 13,502,020 shares, or approximately 46% of our outstanding shares, were controlled by Robert Benezra, Michael Strage, Martin Murray and Michael Aronstein, members of the Board of Directors. Accordingly, they have significant influence on the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and sales of all or substantially all of our assets, as well as the power to prevent or cause a change in control. The interests of these shareholders may differ from that of other investors. Moreover, this consolidation of voting power could also have the effect of delaying, deterring or preventing a change of control that might be beneficial to other investors.

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

Three Months Ended	High	Low
March 31, 2017	$ 0.33	$ 0.24
June 30, 2017	$ 0.60	$ 0.25
September 30, 2017	$ 0.60	$ 0.16
December 31, 2017	$ 0.45	$ 0.16
March 31, 2018	$ 0.40	$ 0.20
June 30, 2018	$ 0.31	$ 0.20
September 30, 2018	$ 0.31	$ 0.25
December 31, 2018	$ 0.25	$ 0.23

Holders

At December 31, 2018, we had 29,386,667 outstanding shares of common stock, and approximately 220 holders of record. All shares of the common stock could be sold pursuant to SEC Rule 144 (or we have agreed to register for resale).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item 5 is incorporated herein by reference to the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, scheduled to be held on April 22, 2019, to be filed by the registrant with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2018 (the “2019 Proxy Statement”).

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

In January 2019 the Company sold 1,000,000 unregistered shares of common stock at $0.20 per share to a shareholder and member of the Board of Directors for proceeds of $200,000.

Issuer Purchases of Equity Securities

During fiscal 2018, we did not repurchase any of our common stock.

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

Overview

The Company’s drugs are at the pre-clinical stage of development. Our Company would like to ultimately develop different Id-inhibitor drugs to treat cancer and macular degeneration. For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For a second drug, the estimated timeframe and cost for completion of pre-clinical work is approximately 12 to 15 months and approximately $1.7 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million. We estimate that we are only able to fund our current operations through April 2019 and will need to raise at least $1.3 million in capital to fund our pre-clinical development plan and related operational expenses.

Our team is poised to take one of our two lead compounds, AGXA51, through this pre-clinical testing in 12 to 15 months and then into clinical trials for testing in ARMD. We elected to pursue the ARMD indication first, rather than any form of cancer, because of the relatively lower cost of doing so and our belief, based on the work we have done at the Wilmer Eye Institute, that there is greater predictability in relation to the pre-clinical animal model data for the ARMD indication. Our current plan is to complete pre-clinical work for the filing of an IND in the ocular indication initially and conduct a Phase I/IIA clinical trial thereafter. The Company will need to raise between $6 million and $10 million in additional capital to do so, but has chosen to wait until the completion of the IND as it expects to be able to do so on better terms at that time, depending on the results of the pre-clinical work. If sufficient additional funds are raised, or if a partnership is obtained for eye disease drug development, those IND funds would be re-allocated to a cancer IND for AGX51 or one of its other identified proprietary molecules derivative of AGX51.

If successful, that IND could be followed by Phase I/II clinical trials in patients with high risk of progression at MSKCC, with a cancer called cholangiocarcinoma, or cancer of the bile duct. This will be done under the supervision of Dr. William Jarnagin, a liver cancer surgeon with extensive experience managing this disease. With the initiation of these trials, designed to establish safety and proof of principle in humans, the Id story will have come full circle, from a basic biological finding in an academic lab to the discovery of an active chemical inhibitor to be tested on real patients in a clinic at the very institute where it all began. If we raise sufficient resources, we would conduct both the oncology and ocular programs simultaneously.

As described in further detail below, we have limited financial resources and management believes that in order for the Company to meet its obligations arising from normal business operations through March 2020, the Company requires additional capital. Without such additional capital, we may be unable to continue operations altogether. Our independent registered public accounting firm has stated in their audit report on our December 31, 2018 financial statements dated March 27, 2019 that there is substantial doubt about our ability to continue as a going concern.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

Revenue

We did not generate revenue in the fiscal years ending December 31, 2018 and 2017.  This lack of revenue is consistent with the Company’s early stage product development efforts and its strategic plan.

Research and Development Expenses

For the years ended December 31, 2018 and 2017 total research and development costs were $30,736 and $291,336, respectively. The decrease is due to lower expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The Company views this decrease to be temporary as it continues its activities. The Company incurred expenses of $34,206 and $267,918 in connection with research performed at laboratories in 2018 and 2017, respectively. The change is also due to a change in stock compensation from $3,418 to ($3,470), resulting from awards to a consultant that are accounted for as variable performance based option awards and are adjusted each reporting period. Stock-based compensation was negative in 2018 due to the valuation of these contingent options.

General and Administrative Expenses

For the years ended December 31, 2018 and 2017, total general and administrative expenses were $406,923 and $354,852, respectively. General and administrative expenses include professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, patent counsel fees and costs, including the maintenance of existing intellectual property. The increase is due primarily to higher professional fees and office expenses.

We expect general and administrative expenses to increase overall through 2019 as we continue as a public reporting company. The non-recurring portions of the process of returning to a public reporting status are complete. We anticipate continued increased professional fee expenses associated with ongoing public reporting requirements and increased use of outside accounting and legal services for our continued operations and any financings.

Operating Loss

For the year ended December 31, 2018, operating loss was $437,659 as compared with $646,188 for the year ended December 31, 2017. The decrease in operating loss is due to lower research and development costs offset by higher professional fees, which are described above.

We expect to incur continued operating losses through 2019 as we continue to develop Id Inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the year ended December 31, 2018, the interest expense was $9,958, as compared with $36,443 for the year ended December 31, 2017. The decrease is related to a 2017 nonrecurring charge related to contractual obligations.

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

The Company’s significant development milestone is the filing of its first IND application with the FDA for its lead drug candidate, AGX51-α, for the treatment of macular degeneration. Reaching the goal of the filing of the IND will require that the Company conduct: animal toxicity studies in two separate species, a series of tests to determine how the drug is absorbed, distributed, and cleared from the body, and a series of chemistry experiments to determine, among other things, the stability and shelf life of the drug. The Company has contracted with MSKCC to perform some or all of this work under the MSKCC Services Agreement (see Exhibit 10.1 to our Form 10 filed with the SEC on September 29, 2017). The timely and successful completion of this work will allow the Company to seek FDA permission in the 2019 to test AGX51-α in human volunteers. The Company anticipates a total cost of approximately $1.7 million to accomplish this work in approximately 12-15 months under the current agreement with MSKCC. The Company lacks all of the funding necessary to complete the tasks and will require additional capital to do so. The Company intends to obtain the funds necessary to complete the pre-clinical work needed to accomplish this significant milestone from new and existing investors and insiders.

We have historically relied on financing activities to provide the cash needed for our operating expenses. As of December 31, 2018, we had cash of $19,583.

Management believes that in order for the Company to meet its obligations arising from normal business operations through March 2020, the Company requires additional capital either in the form of a private placement of common stock or debt that will generate sufficient operating cash flows to fund operations.

In January 2019 the Company sold unregistered shares of common stock at $0.20 per share for proceeds of $200,000, however, without additional capital, our ability to operate will be limited and we may be unable to continue operations altogether. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Our independent registered public accounting firm has stated in their audit report on our December 31, 2018 financial statements dated March 27, 2019 that there is substantial doubt about our ability to continue as a going concern.

Operating Activities

Cash used for operating activities in 2018 was $453,789 as compared to $528,795 in 2017, and was comprised mainly of payments for professional fees and research and development. The decrease is due to decreased activity related to research and development and professional fees associated with patent support offset by an increase in professional fees associated with auditing, bookkeeping and accounting services.

Financing Activities

No cash was provided by financing activities in 2018. Cash used by financing activities in 2018 comprised repayment of a $10,000 note payable and repayment of insurance financing of $10,304. Cash provided by financing activities in 2017 was secured by the July 2017 issuance of 3,000,000 shares of common stock to related parties at $0.25 per share for proceeds of $750,000.

Off-Balance Sheet Arrangements

At December 31, 2018, we had no off-balance sheet arrangements.

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

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. The Company values stock-based payment awards at grant date using the Black-Scholes option-pricing model (“Black-Scholes model”). The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by its stock price as well as assumptions regarding certain variables. These variables include, but are not limited to, its' expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors. The Company has elected to account for forfeitures as they occur.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2018 and 2017 consisted of stock-based compensation expense related to stock options and was recorded as a component of general and administrative expenses and research and development expenses.

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

A valuation allowance against deferred income tax assets will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2018 and 2017, all of the Company’s net deferred income tax assets were subject to a full valuation allowance.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in recognition are reflected in the period in which the judgement occurs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. As of December 31, 2018, we do not believe we are exposed to significant market risks due to changes in United States interest rates or foreign currency exchange rates as measured against the United States dollar.

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

In connection with the preparation of this Form 10-K, the Company’s management, under the supervision of, and with the participation of, the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date and subject to the discussion below, they believe that our disclosure controls and procedures are effective to ensure that information currently required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. However, there can be no assurances that these disclosure controls and procedures will be adequate in the future.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018. Management concluded that no changes to our internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of AngioGenex is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of December 31, 2018.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers are listed below:

Name	Age	Position(s)
Robert Benezra	65	Director, Chief Executive Officer, President and Chief Scientific Officer
Michael Strage	59	Director, Vice President, Chief Operations Officer
Martin Murray	52	Director, Chief Financial Officer
Michael Aronstein	65	Director, Non-Executive Chairman of the Board

The names, ages and positions of our Scientific Advisory Board (“SAB”) members are listed below:

Name	Age	Position
Ouathek Ouerfelli	47	Member, SAB
Robert Benezra	65	Head of SAB
Larry Norton, M.D.	71	Head of Oncology, SAB

Directors and Executive Officers

Robert Benezra has served as our Director, Chief Executive Officer and President since 2016, and as Chief Scientific Officer since 2014. His current term expires at the end of 2019. Dr. Benezra has been a member at Memorial Sloan-Kettering Cancer in the Department of Cancer Biology and Genetics and a Professor of Biology at Cornell Graduate School of Medical Sciences in New York City for 28 years. Before he joined Sloan-Kettering, Dr. Benezra received his Ph.D. at Columbia University, and then did his postdoctoral work at Fred Hutchinson Cancer Center in Seattle. It is there where Dr. Benezra identified the Id proteins as dominant negative regulators of the helix-loop-helix protein family and has since gone on to identify these proteins as key regulators of tumor growth, angiogenesis and metastasis. In addition, while at Sloan-Kettering, Dr. Benezra and his colleagues identified the first human mitotic checkpoint gene, hsMad2, and demonstrated that its deregulation leads to chromosome instability, tumor progression and drug resistance. His program continues to focus on the molecular basis of tumor angiogenesis, tumor instability and metastasis and is currently developing molecular and cellular tools to inhibit these processes in patients. In 1999, after genetic validation of the importance of Id proteins in cancer and vascular disease, Dr. Benezra co-founded AngioGenex, a company dedicated to targeting Id proteins therapeutically. Since then he has directed the effort that produced a series of active small molecules that target the Id proteins and have demonstrated profound potential in disease intervention. Dr. Benezra’s expertise in the Id proteins that the Company’s drugs target, his broad knowledge of the field and underlying science and his access to collaborators and resources make him a suitable candidate to serve in his current capacity.

Michael Strage has served as our Director, Vice President, Chief Operations Officer since 2007 and former Chairman. His current term expires at the end of 2019.  Mr. Strage was a co-founder of Axonyx Inc., a publicly traded biotechnology company engaged in the development of drugs to treat Alzheimer’s disease. As a founding Officer and Director, he was responsible for all business and administrative aspects of Axonyx from its inception in 1996 to its listing on the NASDAQ-NMS in January 2001. As Vice President and Chief Administrative Officer of Axonyx, Mr. Strage was responsible for negotiating all of the company’s major corporate transactions including the agreements under which Axonyx first acquired its intellectual property portfolio that includes the commercial rights to the pre-clinical research and development programs at New York University School of Medicine and the National Institute on Aging, and subsequently out-licensed some of those rights through pharmaceutical joint development agreements, including a major world-wide licensing agreement with Serono International S.A. In addition, Mr. Strage directed all aspects of the administrative operations of Axonyx including finance, where he participated actively in each of the multiple phases of the company’s capital formation, budgeting, human resources, infrastructure, corporate communications and investor relations. As Chairman and founder of AngioGenex, Mr. Strage recruited and assembled our management team and its Scientific Advisory Board. On our behalf, he acquired the exclusive rights to Dr. Benezra’s anti-cancer work by negotiating the Company's Industrial Research and Commercial licenses with MSKCC. Mr. Strage was responsible for raising the seed capital used to create the

Company and that funded the collaboration with MSKCC. Prior to joining Axonyx in 1996, Mr. Strage was an associate at the Los Angeles law firm of Hancock, Rothert & Bunschoft and prior thereto an assistant district attorney at the Manhattan District Attorney’s office. Mr. Strage’s experience in the bio-pharmaceutical field, having served as Officer and Director in Axonyx, makes him a suitable candidate to serve in his current capacity.

Martin Murray has served as our Director and Chief Financial Officer since 2005. His current term expires at the end of 2019. Since 2000, Mr. Murray has been the founder and managing partner of Murray and Josephson, CPAs, LLC. He previously held the position of managing partner at the accounting firm of Leeds & Murray, and audit manager with EisnerAmper, LLP. His experience includes providing accounting, auditing, tax and consulting services for publicly-traded and privately-owned companies, including professional organizations, biotechnology companies, creative artists and manufacturing firms. He is also an officer and director of Greenplex Services Inc. Mr. Murray has appeared on television news as a guest expert and has led a series of Continuing Professional Education seminars. He is a member of the tax section of the American Institute of Certified Public Accountants, and the New York State Society of Certified Public Accountants where he served on the health care committee. He earned his MBA in taxation from Baruch College where he also earned his BBA in Accountancy. Mr. Murray’s history and experience in serving as CFO, controller and Director of public and private biotech companies make him a suitable candidate to serve in his current capacity.

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

SAB Members

Ouathek Ouerfelli joined as a member of our SAB in 2016 and has been head of pre-clinical R&D since 2016. Dr. Ouerfelli has been at MSKCC for more than 25 years. After defending his PhD in Organic Synthesis at the University Pierre & Marie Curie in Paris, France, he had a postdoctoral fellowship at Columbia University working with Gilbert Stork. He then spent two years at the Suntory Institute for Bioorganic Research in Osaka, Japan under the mentorship of Koji Nakanishi and working on glutamate receptor structural requirements for activity. With Sam Danishefsky at MSKCC, he has started several collaborative bio-organic projects that led to his promotion to Assistant Laboratory Member within the Cell Biochemistry & Biophysics Program under the direction of Jim Rothman (Nobel Prize in Physiology or Medicine, 2013). As an Associate Laboratory Member he directed a chemistry team that produced 23,000 siRNAs over two years. This was part of the collaboration between MSKCC and Amersham Biosciences (now GE Healthcare) towards a functional proteomic profiling of the human genome using loss of function. Since 2004, he has moved to his current position as Director of the Organic Synthesis Core which participates in all facets of basic research as well as R&D at MSKCC. His work spans total synthesis and modification of natural products, design and synthesis of chemical libraries, hit to lead development, polymorph stability as well as formulation and up to Phase I-enabling scale up of APIs, to name a few. His success is credited to creative interactions with surgeons, oncologists as well as basic scientists to bring about novel and original solutions to important problems.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by this Item 10 is incorporated herein by reference to our 2019 Proxy Statement.

Code of Ethics

Information required by this Item 10 is incorporated herein by reference to our 2019 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total Compensation ($)
Robert Benezra, CEO	2018	$0	$0	$0	$0	$0
Michael Strage, VP	2018	$0	$0	$0	$0	$0
Martin Murray, CFO(2)	2018	$0	$0	$0	$0	$0

(2)

The amount reflects the grant date fair value computed in accordance with FASB ASC Topic 718. The fair value has been computed using the Black-Scholes model.

(2)

Accounting services are provided to the Company by an accounting firm that Mr. Murray is a principal of. For the year 2018, the Company incurred accounting costs to this firm in the amount of $132,992.

Outstanding Equity Awards at Fiscal Year-End

The following table presents, for each named executive officer, information regarding outstanding stock options and restricted stock held as of December 31, 2018:

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)
Robert Benezra	2,000,000	None	$0.08	April 2021	None	None
Michael Strage	1,333,333	None	$0.01-$0.05	Sept 2019-Sept 2023	None	None
Martin Murray	525,000	25,000	$0.05-$0.08	Sept 2019-Apr 2021	None	None

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

We did not engage in any repricing or other modifications or cancellations to any of our named executive officers’ outstanding option awards during the year ended December 31, 2018.

Employment Agreements

None.

Restricted Stock Awards

There were no restricted stock awards to Directors or Officers for the years ended December 31, 2018 and 2017.

Director Compensation

There was no compensation paid to directors for the years ended December 31, 2018 and 2017.

Directors Compensation Program

We have yet to enter into Director Services Agreements with each of the members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Information required by this Item 12 is incorporated herein by reference to our 2019 Proxy Statement.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2018 for:

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

As of March 27, 2019, there were no preferred shares (and no derivative securities overlying preferred shares) issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company uses the services of an accounting firm that Martin Murray, CFO, Director, is a principal of. In addition, this firm provides office space to the Company at no charge. As of December 31, 2018 and 2017, the Company owes the accounting firm $159,868 and $163,375, respectively. Mr. Murray does not receive a salary for his service as an officer or director for the Company.

On December 31, 2018 and 2017, the Company owed the former CEO, William Garland, $95,000 for unpaid salary pursuant to an agreement. As of December 31, 2018, the amount remains outstanding.

Jeffrey King, a shareholder, provides legal services to the Company, for which the Company is billed. On December 31, 2018 and 2017, the Company owed the shareholder’s business, Patent Networks Law Group PLLC, $15,007.

On December 31, 2018 and 2017, the Company’s loans from related parties totaled $155,200 of principal and $77,294 and $73,321 of accrued interest, respectively. The interest rates on these notes vary from 0% to 6%. Related parties include directors, officers, stockholders, and stock option holders, as follows:

			Accrued Interest	Accrued Interest
Name	Relation	Principal	12/31/2017	12/31/2018
Espey & Associates	Stockholder	43,250	22,540	25,135
Glenn Stoller	Stockholder	5,000	2,754	3,054
Michael Strage	Director/Officer/Stockholder/Option holder	15,750	5,438	2,156
Estate of Richard Salvador	Stockholder	18,500	14,234	15,329
Trout Group	Option holder	17,500	-	-
William Garland	Stockholder/Option holder	55,200	28,355	31,620
		155,200	73,321	77,294

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

The Board of Directors, or a designated representative, or any audit committee subsequently constituted, meets with EisnerAmper LLP on a quarterly basis.

Fees for professional services provided by EisnerAmper LLP, our independent registered public accounting firm, during the fiscal years ended December 31, 2018 and 2017, in each of the following categories is as set forth in the table below.

	2018	2017
Audit Fees (1)	$ 89,288	$ 51,750
Audit-Related Fees (2)	$ -	$ -
Tax Fees (3)	$ -	$ -
All Other Fees (4)	$ -	$ -
Total Fees	$ 89,288	$ 51,750

(4)

Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements on Form 10-K for 2018 and 2017, the review of financial statements included in our quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. There were no such fees incurred with EisnerAmper LLP in 2018 or 2017.

(3)

Tax Fees would include fees for services rendered for tax compliance, tax advice and tax planning. There were no such fees incurred with EisnerAmper LLP in 2018 or 2017.

(4)

All Other Fees would include fees for all other services rendered to us that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees incurred with EisnerAmper LLP in 2018 or 2017.

All of the services performed in the years ended December 31, 2018 and 2017 were pre-approved by the board. It is the Board’s policy to pre-approve all audit and permitted non-audit services to be provided to us by the independent registered public accounting firm. The Board’s authority to pre-approve non-audit services may be delegated to one or more members of the Board, who shall present all decisions to pre-approve an activity to the full Board at its first meeting following such decision. In addition, the Board has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm's independence.

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
101

The following materials from AngioGenex, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Deficit, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Dated: March 28, 2019
ANGIOGENEX INC.

By:

/s/ Robert Benezra
Robert Benezra, Ph.D.,
Chief Executive Officer,
Chief Scientific Operator
President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on March 28, 2019:

By:

/s/ Robert Benezra
Robert Benezra, Ph.D.,
Chief Executive Officer,
Chief Scientific Operator
President, Director

By:

/s/ Martin Murray
Martin Murray
Chief Financial Officer
Director

By:

/s/ Michael Strage
Michael Strage, Esq.
Chief Operating Officer
VP, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AngioGenex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AngioGenex, Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital of $1,043,295, has an accumulated deficit of $7,011,717 as of December 31, 2018 and has no current source of revenues. These factors, among others discussed in Note 2, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EISNERAMPER LLP

New York, New York

March 27, 2019

ANGIOGENEX, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$19,583	$493,676
Prepaid expenses and taxes receivable	33,236	21,634
TOTAL CURRENT ASSETS	52,819	515,310

TOTAL ASSETS	$52,819	$515,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$427,974	$383,695
Accrued expenses - related parties	417,029	495,536
Notes payable	1,000	11,000
Notes payable - related parties	127,750	127,750
Accrued interest	45,067	51,081
Accrued interest - related parties	77,294	73,321
TOTAL CURRENT LIABILITIES	1,096,114	1,142,383

LONG-TERM LIABILITIES
Notes payable, related parties	27,450	27,450
TOTAL LONG-TERM LIABILITIES	27,450	27,450
TOTAL LIABILITIES	1,123,564	1,169,833

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 150,000,000 shares authorized, $0.001 par value;
29,386,667 shares issued and outstanding as of
December 31, 2018 and 2017	29,387	29,387
Additional paid-in capital	5,911,585	5,892,359
Accumulated deficit	(7,011,717)	(6,576,269)
TOTAL STOCKHOLDERS' DEFICIT	(1,070,745)	(654,523)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,819	$515,310

See accompanying notes to financial statements.

ANGIOGENEX, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2018	2017

EXPENSES
Research and development	$30,736	$291,336
General and administrative	406,923	354,852
TOTAL OPERATING EXPENSES	437,659	646,188

LOSS FROM OPERATIONS	(437,659)	(646,188)

OTHER INCOME (EXPENSES)
Other income (expense)	312	(768)
Interest income	711	370
Interest expense	(9,958)	(36,443)
TOTAL OTHER INCOME (EXPENSES)	(8,935)	(36,841)

LOSS BEFORE INCOME TAXES	(446,594)	(683,029)

INCOME TAXES (BENEFIT)	(11,146)	-

NET LOSS	$(435,448)	$(683,029)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	29,386,667	27,761,023

See accompanying notes to financial statements.

ANGIOGENEX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock					Total
	Number		Additional	Shares	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Issuable	Deficit	(Deficit)

Balance, December 31, 2016	25,366,667	25,367	5,116,065	1,000	(5,893,240)	(750,808)

Issuance of common stock for settlement of accrued liability	1,000,000	1,000	-	(1,000)	-	-

Issuance of common stock for services	20,000	20	3,180	-	-	3,200

Sale of common stock	3,000,000	3,000	747,000	-	-	750,000

Stock-based compensation	-	-	26,114	-	-	26,114

Net loss	-	-	-	-	(683,029)	(683,029)

Balance, December 31, 2017	29,386,667	29,387	5,892,359	-	(6,576,269)	(654,523)

Stock based compensation	-	-	19,226	-	-	19,226

Net loss	-	-	-	-	(435,448)	(435,448)

Balance, December 31, 2018	29,386,667	29,387	5,911,585	-	(7,011,717)	(1,070,745)

See accompanying notes to financial statements

ANGIOGENEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(435,448)	$(683,029)
Adjustments to reconcile net loss
to net cash used in operating activities:
Issuance of common stock for services rendered - related party		3,200
Stock-based compensation - common stock options	19,226	26,114
Changes in operating assets and liabilities:
Increase in prepaid expenses and taxes receivable	17,453	-
Increase (decrease) in accrued expenses	25,528	(34,466)
Increase (decrease) in accrued expenses - related party	(78,507)	127,393
Increase (decrease) in accrued interest	(6,014)	27,534
Increase in accrued interest - related parties	3,973	4,459
Net cash used in operating activities	(453,789)	(528,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(10,000)	-
Repayment of financed insurance premiums	(10,304)	-
Proceeds from the sale of common stock	-	750,000
Net cash provided by (used in) financing activities	(20,304)	750,000

Net (decrease) increase in cash	(474,093)	221,205
Cash, beginning of year	493,676	272,471
Cash, end of year	$19,583	$493,676

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$11,999	$4,345
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed by a note	$29,055	$-

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

The Company has suffered recurring losses from operations, has negative working capital of $1,043,295, has an accumulated deficit of $7,011,717 as of December 31, 2018 and has no current source of revenues.

The estimated working capital requirement for research and development and general and administrative expenditures through March 2020 is approximately $1,300,000. The Company currently has approximately $96,000 available at March 15, 2019. The management estimates, that it will be able to fund current operations through April 2019. Therefore, the Company will need to raise at least $1,204,000 in capital to fund current planned operations through March 2020.

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

The Company has 11,789,999 and 12,289,999 common stock options outstanding as of December 31, 2018 and 2017, respectively. These options are excluded from the calculations as they are antidilutive due to losses.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the reported consolidated losses.

Equipment

Property, plant and equipment is carried at cost less an allowance for depreciation. Depreciation is recorded using the straight-line method over an estimated useful life of five years. For the years ended December 31, 2018 and 2017, equipment has been fully depreciated and no depreciation expense was recorded.

Research and Development

Research and development costs primarily consist of payments to consultants and stock based compensation.

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

Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. The Company values stock-based payment awards at grant date using the Black-Scholes option-pricing model (“Black-Scholes model”). The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by its stock price as well as assumptions regarding certain variables. These variables include, but are not limited to its expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors. The Company has elected to account for forfeitures as they occur.

Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2018 and 2017 consisted of stock-based compensation expense related to stock options and was recorded as a component of general and administrative expenses and research and development expenses.

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

A valuation allowance against deferred income tax asset will be recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2018 and 2017, all of the Company’s net deferred income tax assets were subject to a full valuation allowance.

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

In June 2018, FASB issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. The Company has evaluated the effect of adopting this pronouncement as of January 1, 2019, noting no material impact on the Company’s financial position or results of operations upon adoption.

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

In July 2017 the Company executed a service agreement with MSKCC to provide pre-clinical research services in connection with the development and Investigational New Drug (IND) Application for the Company’s lead compound and its derivatives. The effective date of the agreement is February 2, 2017, and $250,000 of fees and costs have been incurred as of December 31, 2018. The Company paid $150,000 in 2017, $75,000 in 2018 and owes $25,000 as of December 31, 2018, which is included in accrued expenses - related parties in the financial statements.

NOTE 5 – AGREEMENT WITH BIOCHECK, INC.

On December 15, 2003, the Company entered into a development and marketing agreement with BioCheck Inc. for the development and marketing of diagnostic, prognostic, or bio-analytical products. The agreement was modified as of July 21, 2008. Under the agreement, the Company will receive license fees equal to 9% of the gross revenue of the direct sale by BioCheck, Inc. of any products and 25% of any sublicensing revenue received by BioCheck, Inc. As of December 31, 2018 and 2017, no revenues were generated.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses at December 31, 2018 and 2017 consist of the following:

	2018	2017
Research and development expenses	$ 185,229	$ 184,866
Professional fees	161,076	116,598
Licenses	50,000	50,000
Other	31,669	32,231
	$ 427,974	$ 383,695

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owes MSKCC for research and development expenses $25,000 and $100,000 as of December 31, 2018 and 2017, respectively.

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of accounting, bookkeeping and tax preparation, for which the Company is billed. As of December 31, 2018 and 2017, the Company owed the officer’s business $159,868 and $163,375, respectively, which is included in accrued expenses – related parties in the financial statements.

At December 31, 2018 and 2017, the Company owed a former officer $95,000 for unpaid salary pursuant to an agreement. In addition, two former officers are owed $99,159 for unreimbursed business expenses as of December 31, 2018 and 2017, which is included in accrued expenses - related parties in our financial statements.

Two shareholders provide legal services to the Company, for which the Company is billed. As of December 31, 2018 and 2017, the Company owed these shareholders business $38,002, which is included in accrued expenses – related parties in the financial statements.

NOTE 8 – FINANCED INSURANCE PREMIUMS

In August 2018, the Company entered into an agreement to finance $29,055 of its insurance premiums. The agreement provides for monthly repayments of principal and interest accrued at 8.54% per annum, commencing on September 10, 2018. At December 31, 2018, the balance was $18,751 and has been included with accrued expenses in the financial statements.

NOTE 9 – NOTES PAYABLE

At December 31, 2018 and 2017, the Company’s loans from related parties totaled $155,200 of principal and $77,294 and $73,321 of accrued interest, respectively. The interest rate on these notes vary from 0% to 6%. Related parties include directors, officers, stockholders, and stock option holders.

At December 31, 2018 and 2017, the Company’s loans from unrelated parties totaled $1,000 and $11,000 of principal and $786 and $6,800 of accrued interest, respectively. The interest rate on these notes is 6%, and the principal and accrued interest is due on demand.

The principal maturity on all of these notes payable are as follows:

December 31, 2019	$ 128,750
December 31, 2020	4,700
December 31, 2021	-
December 31, 2022	750
Thereafter	22,000
$ 156,200

NOTE 10 – CAPITAL STOCK

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

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 5.0 million shares of preferred stock with a par value of $0.001 and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of December 31, 2018 and 2017, the Company had no preferred stock issued or outstanding.

NOTE 11 – STOCK OPTIONS

On July 13, 2004, the board of directors and the stockholders of the Company approved a stock option plan (“2004 Plan”) which provides for the initial granting of options to purchase up to 5,000,000 (with a 4% annual increase per year) shares of common stock, pursuant to which officers, directors, advisers and consultants are eligible to receive incentive and/or non-statutory stock options. The options are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed 5 years with the exercise option price not less than 110% of the fair value of the common stock at date of grant. The options granted vest between 2 and 5 years.  At December 31, 2014, the Company increased the number authorized options under the 2004 Plan to 11,954,960. As of December 31, 2018, the plan was terminated and no further options may be granted under this plan.

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

During the year ended December 31, 2016, the Company granted 600,000 options to consultants and 2,300,000 options to officers. For the years ended December 31, 2018 and 2017, the Company recorded expense of $19,226 and $26,114, respectively, for vested portion of share-based compensation relating to the issuance of these stock options.

During 2016, the Company granted 200,000 stock options to a consultant that will vest upon obtaining certain regulatory approval and submission of an IND application to the FDA. These stock options are accounted for as variable performance based option awards and will be adjusted each reporting period to reflect the estimated fair value until such approvals and filings are obtained. The fair value of these options as of December 31, 2018 and 2017 is $18,172 and $32,991, respectively. The change in value of $(14,819) and $(7,930), has been included with stock based compensation for the years ended December 31, 2018 and 2017, respectively.

Stock options activity under the plans is summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price

Outstanding – December 31, 2016	12,289,999	$ 0.07
Options granted	-	-
Options expired	-	-
Outstanding - December 31, 2017	12,289,999	$ 0.07

	Number of Stock Options	Weighted Average Exercise Price

Outstanding - December 31, 2017	12,289,999	$ 0.07
Options granted	-	-
Options expired	(500,000)	$ 0.20
Outstanding - December 31, 2018	11,789,999	$ 0.07
Options vested and expected to vest – December 31, 2018	11,514,999	$ 0.07

As of December 31, 2018, no options are available for future grant under the 2004 Plan and 3,890,000 options are available under the 2012 Plan. A summary of the options outstanding and exercisable as of December 31, 2018 is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Options outstanding	11,789,999	$0.07	1.87	$1,544,800
Options vested and expected to vest	11,514,999	$0.07	1.86	$1,511,800

The following table summarizes information regarding outstanding stock option grants as of December 31, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.01-0.05	6,659,999	1.85	$0.04	6,659,999	$0.04
0.08-0.10	3,570,000	2.38	0.08	3,295,000	0.08
0.17	1,560,000	0.80	0.17	1,560,000	0.17

$0.01-0.17	11,789,999	1.87	$0.07	11,514,999	$0.07

The following is a summary of the status of the Company's non-vested stock options as of December 31, 2017 and the changes during the year ended December 31, 2017:

		Weighted
	Number of	Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value

Nonvested as of January 1, 2017	875,000	$0.08
Granted	-	-
Vested	300,000	$ 0.08
Forfeited	-	-
Nonvested as of December 31, 2017	575,000	$0.08

The following is a summary of the status of the Company's non-vested stock options as of December 31, 2018 and the changes during the year ended December 31, 2018:

		Weighted
	Number of	Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value

Nonvested as of January 1, 2018	575,000	$ 0.08
Granted	-	-
Vested	300,000	$ 0.08
Forfeited	-	-
Nonvested as of December 31, 2018	275,000	$0.08

The Company did not grant any stock options during the year ended December 31, 2018.

On January 15, 2019 the company granted 3,825,000 options to members of the Board of Directors. The options are fully vested upon grant, exercisable at $0.35 and expire in 5 years.

NOTE 12 — INCOME TAXES

There was no income tax (benefit) expense for the years ended December 31, 2018 and 2017.

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

Income tax benefit was computed by applying the United States federal statutory rate of 21% for 2018 and 34% for 2017 to net loss before taxes as follows:

	2018	2017
United States federal income tax rate	21.00%	34.00%
State income tax, net of federal benefit	13.55	11.32
Change in federal tax rate	-	(84.06)
Permanent differences	(0.10)	(0.06)
Other	(2.27)	(1.67)
Expiration of stock options	(5.40)	-
Federal tax credit	4.79	3.10
Change in valuation allowance	(31.57)	37.37
Effective tax rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Federal net operating loss carryforwards	$603,000	$519,000
State and local net operating loss carry forward	388,000	334,000
Share based payments	232,000	249,000
Accounts payable and accrued expenses	201,000	238,000
Federal and local tax credits	118,000	107,000
Capitalized research and development	501,000	454,000
Accrued interest	42,000	43,000
Deferred tax asset	2,085,000	1,944,000
Valuation allowance	(2,085,000)	(1,944,000)
Total deferred tax assets	$-	$-

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $2,085,000 and $1,944,000 against all of its deferred tax assets as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the total change in valuation allowance was $141,000 and $(255,000), respectively. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income.

At December 31, 2018 and 2017, the Company had net operating loss carryforwards of approximately $2,873,000 and $2,471,000 for federal income tax purposes, and $2,870,000 and $2,468,000 for each state and local income tax purposes, respectively. Federal and state net operating loss carryforwards expire through 2038. The state net operating losses are attributable to New York. In addition, the Company has research and development credits for federal and local income tax purposes of approximately $118,000 and $107,000, respectively, which will begin to expire in 2021.

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

The Company did not have any unrecognized tax positions for the years ended December 31, 2018 and 2017.  We recognize interests and/or penalties related to income tax matters in income tax expense. We did not recognize any accrued interest and penalties related to unrecognized tax benefits related to the years ended December 31, 2018 and 2017.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

NOTE 14 — SUBSEQUENT EVENTS

In January 2019, the Company sold to a private investor 1,000,000 shares of common stock at $0.20 per share for proceeds of $200,000.