Form 10-Q
period 2019-03-31
AngioGenex, Inc.
filed 2019-05-20
CIK 1085596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019.
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

As of May 17, 2019, there were 30,386,667 shares of the registrant‘s common stock issued and outstanding.

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

Any of the assumptions underlying any forward-looking statement could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statement included in this Quarterly Report for the period ended March 31, 2019 filed on Form 10-Q (this “Form 10-Q”). All forward-looking statements are made as of the date of this Form 10-Q and the risk that our actual results will differ materially from the expectations expressed in this Form 10-Q will increase with the passage of time. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement after the date of this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and expectations set forth in this Form 10-Q will be achieved.

AngioGenex, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$95,377	$19,583
Prepaid expenses	24,281	33,236
TOTAL CURRENT ASSETS	119,658	52,819
TOTAL ASSETS	$119,658	$52,819
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$418,342	$427,974
Accrued expenses - related parties	478,935	417,029
Notes payable	1,000	1,000
Notes payable - related parties	127,750	127,750
Accrued interest	45,082	45,067
Accrued interest - related parties	78,829	77,294
TOTAL CURRENT LIABILITIES	1,149,938	1,096,114
LONG-TERM LIABILITIES
Notes payable, related parties	27,450	27,450
TOTAL LONG-TERM LIABILITIES	27,450	27,450
TOTAL LIABILITIES	1,177,388	1,123,564
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding	-	-
Common stock, 150,000,000 shares authorized, $0.001 par value;
30,386,667 and 29,386,667 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	30,387	29,387
Additional paid-in capital	6,502,879	5,911,585
Accumulated deficit	(7,590,996)	(7,011,717)
TOTAL STOCKHOLDERS' DEFICIT	(1,057,730)	(1,070,745)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$119,658	$52,819

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three Months Ended
	March 31,
	2019	2018
EXPENSES
Research and development	$94,418	$(10,372)
General and administrative	482,516	188,436
TOTAL OPERATING EXPENSES	576,934	178,064

LOSS FROM OPERATIONS	(576,934)	(178,064)

OTHER INCOME (EXPENSE)
Other income (expense)	97	(154)
Interest income	7	260
Interest expense	(2,449)	(2,983)
TOTAL OTHER EXPENSE	(2,345)	(2,877)

LOSS BEFORE INCOME TAXES	(579,279)	(180,941)

INCOME TAXES	-	-

NET LOSS	$(579,279)	$(180,941)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING -
BASIC AND DILUTED	30,220,000	29,386,667

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
	Three Month Period Ended March 31, 2019
	Common Stock				Total
	Number		Additional	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Deficit

January 1, 2019	29,386,667	$29,387	$5,911,585	$(7,011,717)	$(1,070,745)

Stock based compensation	-	-	392,294	-	392,294

Sale of common stock	1,000,000	1,000	199,000	-	200,000

Net loss	-	-	-	(579,279)	(579,279)

March 31, 2019	30,386,667	$30,387	$6,502,879	$(7,590,996)	$(1,057,730)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
	Three Month Period Ended March 31, 2018
	Common Stock				Total
	Number		Additional	Accumulated	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Deficit

January 1, 2018	29,386,667	$29,387	$5,892,359	$(6,576,269)	$(654,523)

Stock based compensation	-	-	(10,530)	-	(10,530)

Net loss	-	-	-	(180,941)	(180,941)

March 31, 2018	29,386,667	$29,387	$5,881,829	$(6,757,210)	$(845,994)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANGIOGENEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months
	Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(579,279)	$(180,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation issuance of common stock options	392,294	(10,530)
Changes in operating assets and liabilities:
Prepaid expenses	8,955
Accrued expenses	(1,710)	67,016
Accrued expenses, related party	61,906	16,546
Accrued interest	15	(6,008)
Accrued interest – related parties	1,535	1,123
Net cash used in operating activities	(116,284)	(112,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financed insurance premiums	(7,922)	-
Proceeds from the sale of common stock	200,000	-
Net cash provided by financing activities	192,078	-

Net increase (decrease) in cash	75,794	(112,794)
Cash, beginning of period	19,583	493,676
Cash, end of period	$95,377	$380,882

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest paid	$898	$7,868
Income taxes	$-	$-

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

Based on the Company's current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through June 2019. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing. Collectively, these factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results for the entire year. The accompanying Condensed Consolidated Balance Sheet at December 31, 2018, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These financial statements should be read in conjunction with the annual financial statements and related disclosures included in the audited financial statements for the year ended December 31, 2018.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of March 31, 2019, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the audited financial statements for the year ended December 31, 2018.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on the reported consolidated losses.

Recent Accounting Pronouncements Recently Adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not discussed below were considered by management and either determined to be not applicable or expected to have minimal impact on our consolidated balance sheets or statements of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard was effective for us from January 1, 2019. The adoption of this standard has no material impact on the Company's financial position or results of operations, as the Company has not entered into any lease agreements.

In June 2018, FASB issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. The Company adopted the pronouncement as of January 1, 2019, noting no material impact on the Company’s financial position or results of operations upon adoption.

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

In July 2017, the Company executed a service agreement with MSKCC, a related party, to provide pre-clinical research services in connection with the development and Investigational New Drug (IND) Application for the Company’s lead compound and its derivatives. The effective date of the agreement is February 2, 2017, and $250,000 of fees and costs have been incurred as of March 31, 2019. The Company paid $150,000 in 2017, $75,000 in 2018 and $25,000 in the first quarter of 2019.

In March 2019, the Company amended the agreement with MSKCC to include an additional project and as of March 31, 2019 owes $74,425, which is included in accrued expenses - related parties in the financial statements.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March, 31	December 31,
	2019	2018
Professional fees	$ 144,259	$ 161,076
Research and development expenses	200,357	185,229
Licenses	50,000	50,000
Other	23,726	31,669
	$ 418,342	$ 427,974

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company owes MSKCC, for research and development expenses, $74,425 and $25,000 as of March 31, 2019 and December 31, 2018, respectively, which is included in accrued expenses – related parties in our financial statements.

An officer of the Company allows the Company to use space in his offices for file keeping and other business purposes. The Company pays no rent for this space. This same officer also provides services to the Company in the form of accounting, bookkeeping and tax preparation, for which the Company is billed. As of March 31, 2019 and December 31, 2018, the Company owed the officer’s business $172,349 and $159,868, respectively, which is included in accrued expenses – related parties in our financial statements.

At March 31, 2019 and December 31, 2018, the Company owed a former officer $95,000 for unpaid salary pursuant to an agreement. In addition, two former officers are owed $99,159 for unreimbursed business expenses as of March 31, 2019 and December 31, 2018, respectively, which is included in accrued expenses - related parties in our financial statements.

Two shareholders provided legal services to the Company, for which the Company is billed. As of March 31, 2019 and December 31, 2018, the Company owed these shareholders $38,002, which is included in accrued expenses – related parties in the financial statements.

NOTE 7 – FINANCED INSURANCE PREMIUMS

In August 2018, the Company entered into an agreement to finance $29,055 of its insurance premiums. The agreement provides for monthly repayments of principal and interest accrued at 8.54% per annum, commencing on September 10, 2018. At March 31, 2019 the balance was $10,829 and has been included with accrued expenses in the financial statements.

NOTE 8 – NOTES PAYABLE

At March 31, 2019, the Company’s loans from related parties total $155,200 of principal and accrued interest of $78,829. The interest rate on these notes vary from 0% to 6%. Related parties include directors, officers, stockholders and stock option holders.

At March 31, 2019, the Company’s loans from unrelated parties total $1,000 in principal and $801 of accrued interest. The interest rate on these notes is 6%, and the principal and accrued interest is due on demand.

On November 19, 2007, the Company obtained an unsecured loan in the amount of $10,000 from an unrelated party. The loan was repaid on April 6, 2018. The Company paid interest payments of $6,171 on March 5, 2018 and $61 on April 6, 2018, totaling $6,232 of interest accrued and paid on this loan.

The principal maturity on all of these notes payable (including related parties and non-related parties) is as follows:

March 31, 2020	$ 128,750
March 31, 2021	4,700
March 31, 2022	-
March 31, 2023	5,250
Thereafter	17,500
$ 156,200

NOTE 9 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.001 par value common stock.

In January 2019, the Company sold 1,000,000 shares of common stock to a related party at $0.20 per share for proceeds of $200,000.

NOTE 10 – STOCK OPTIONS

During the three months ended March 31, 2019, the Company granted 3,825,000 options to members of the Board of Directors. The options are fully vested upon grant, exercisable at $0.35 and expire in 5 years.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019

Expected life (years)	2.5 years
Risk-free interest rate	2.52%
Expected dividend yield	0%
Expected volatility	63%

As of March 31, 2019, 815,000 options are available under the stock option plan approved by the board of directors and the stockholders of the Company on September 27, 2012 (the “2012 Plan”).

The following table summarizes information regarding outstanding stock option grants as of March 31, 2019:

	Outstanding			Exercisable
Range of Exercise Prices	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.01-0.05	6,659,999	1.60	$0.04	6,659,999	$0.04
0.08-0.10	3,570,000	2.13	0.08	3,370,000	0.08
0.17	1,560,000	0.55	0.17	1,560,000	0.17
0.35	3,825,000	4.79	0.35	3,825,000	0.35
$0.01-0.17	15,614,999	2.40	$0.07	15,414,999	$0.14

For the three months ended March 31, 2019 and 2018, the Company recorded compensation expense of $392,294 and $(10,530), respectively, for the vested portion of share-based compensation relating to the issuance of stock options. The aggregate intrinsic value of the outstanding and exercisable options at March 31, 2019 was $1,544,800 and $1,520,800, respectively. At March 31, 2019, all of compensation expense for unvested options has been recognized.

During 2016, the Company granted 200,000 stock options to a consultant that will vest upon obtaining certain regulatory approval and submission of an IND application to the FDA. These stock options were accounted for as variable performance based option awards and were adjusted each reporting period to reflect the estimated fair value until such approvals and filings are obtained. The fair value of these options as of March 31, 2018 was $13,950. The change in value of ($19,041) has been included with stock based compensation in research and development for the three months ended March 31, 2018.

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

NOTE 12 — NET LOSS PER SHARE

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

The Company has 15,614,999 and 12,289,999 common stock options outstanding as of March 31, 2019 and 2018, respectively. These options are excluded from the calculation as they are antidilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of the Company should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2019 and 2018, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All dollar amounts are in U.S. dollars (“US$” or “$”) unless stated otherwise.

Our MD&A is intended to enable readers to gain an understanding of our current operating results and financial position. To do so, we provide information and analysis comparing the results of operations and financial position for the current period to those of the preceding comparable period. We also provide analysis and commentary that we believe is required to assess our future prospects. Accordingly, certain sections of this report contain forward-looking statements that are based on current plans and expectations. These forward-looking statements are affected by risks and uncertainties that are discussed in Item 1A of this Form 10-Q and Item 1A of our Annual Report on Form 10-K filed on March 28, 2019 (the “2018 Annual Report on Form 10-K”), and above in the section titled “Special Note Regarding Forward-Looking Statements”; such risks and uncertainties could have a material impact on future prospects. Readers are cautioned that actual results could vary from those forecasted in this MD&A.

1. Executive Summary

Background and History of the Company. AngioGenex, Inc., and our wholly owned subsidiary AngioGenex Therapeutics, Inc. (“AngioGenex,” “we,” “us,” “our” or the “Company”) is a public bio-pharmaceutical company dedicated to the development and commercialization of a novel, inexpensive treatment for vascular diseases including many forms of cancer and macular degeneration. The Company was incorporated in the state of Nevada on April 2, 1999. AngioGenex Therapeutics, Inc. was incorporated in the state of Nevada in May of 2004. AngioGenex Therapeutics merged with AngioGenex, Inc., a New York Corporation that was incorporated in March of 1999. The merger of these two entities was completed in 2005, and was treated as a reverse merger for accounting purposes.

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

The Company – Business Strategy. AngioGenex was created to capture the full potential of the Id platform. We currently own what we believe are unencumbered exclusive worldwide rights under issued and pending patents to a novel class of drugs that target the Id proteins. Central to this strategy is our symbiotic relationship with MSKCC, which includes a coordinated research and development (“R&D”) program and clinical trial plan. MSKCC holds common stock in the Company that was granted in return for the efforts it contributed to Dr. Benezra’s studies in discovering the role of the Id proteins and their potential as targets for disease intervention.

Product Development – Designing and Testing Novel Drugs. With the Company confident that the cell biology suggesting the importance of the target was established (as suggested in the following publications:  “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (de Candia et al, Proceedings of The National Academy of Sciences 2003), along with now 100s of publications pointing to the importance of these proteins in cancer initiation and progression), the next step was to try to hit that target with a drug that would inhibit Id, and prevent the process of tumor cell proliferation as well as new blood vessel formation, thereby impeding the spread of cancer cells. Attempting to do so required the creation of a company to complete the medicinal chemistry and preclinical development. Commercializing the concept required raising seed capital, organizing a team with the expertise to identify the target’s molecular structure, conducting high through-put screening and rational drug design modeling, securing the intellectual property to protect findings and conducting the pre-clinical experiments with the most active “hits.” The Company was created for that purpose and focused on developing this platform technology into the first Id-inhibitor drug. AngioGenex has accomplished key benchmarks since its inception by incubating the technology and concretizing the concept in the form of active proprietary chemical compounds, which are small molecules such as our two lead drug candidates that, based on unpublished data, the Company believes to have shown specific activity in various animal models of various cancers and macular degeneration.

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

The leading drugs in the field of anti-angiogenic drug therapy are Genentech’s Avastin for cancer (approximately $6.8 billion in sales in 2018) and Regeneron’s Eylea for macular degeneration (whose sales have lifted the company’s market cap to over $50 billion in 2017). Both target a different molecule (Vascular Endothelial Growth Factor) that is active in normal adult biology with anti-bodies or “biologics”.

Corporate Strategy – Pre-Clinical and Clinical Development. The Company’s drugs (including our two lead drug candidates AGX51 and its derivative AGXA) are at the pre-clinical stage of development. Our Company would like to ultimately develop different Id-inhibitor drugs to treat cancer and macular degeneration.

For AGX51, the estimated timeframe and cost for completion of pre-clinical work is approximately 15 to 18 months and approximately $1.5 million to $2 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $12 million. For a second compound and indication, the estimated timeframe and cost for completion of pre-clinical work is approximately 12 to 15 months and approximately $1.7 million so that we can file an IND and the estimated cost to complete Phase I/IIA clinical trials is approximately $8 million to $12 million. We estimate that we are only able to fund our current operations through June 2019 and will need to raise at least $1.3 million in capital to fund our pre-clinical development plan and related operational expenses.

Our first indication for the use of AGX51 or its derivatives will be in the most aggressive cancers that appear to depend on Id protein expression.  IND enabling work is progressing against several of these tumor types and final selection will be dictated by efficacy and safety in animal models which bear primary human tumors taken directly from the operating room. With the initiation of these trials, designed to establish safety and proof of principle in humans, the Id story will have come full circle, from a basic biological finding in an academic lab to the discovery of an active chemical inhibitor to be tested on real patients in a clinic at the very institute where it all began. If we raise sufficient resources, we would conduct both the oncology and ocular programs simultaneously.

Our Experiments. The essential non-confidential information describing the scientific foundation of AngioGenex’s proprietary technology and its experimental support is described in detail in the Patent Cooperation Treaty (“PCT”) patent application (see Exhibit 99.1 to our Form 10 (the “Form 10”) filed with the United States Securities and

Exchange Commission (the “SEC”) on August 22, 2017) and the following publication: “Angiogenesis impairment in Id-deficient mice cooperates with an Hsp90 inhibitor to completely suppress HER2 neu-dependent breast tumors” (de Candia et al, Proceedings of The National Academy of Sciences 2003). The aforementioned PCT patent application describes numerous experiments that produced the data supporting the patent claims. Additionally, the aforementioned publication describes experiments with a widely accepted model of breast cancer with experimental breast cancer prone “herceptin” mice.

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

Financial History. As a research and development company, we have incurred significant losses since inception. We had an accumulated deficit of $7,590,996 as of March 31, 2019.  These losses have resulted principally from costs incurred in connection with R&D activities, license fees and general and administrative expenses.

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

Comparison of Results of Operations for the Three Months ended March 31, 2019 and 2018

Revenues

We had no revenues for the three months ended March 31, 2019 and 2018.

Research and Development Expenses

For the three months ended March 31, 2019 and 2018, total research and development costs were $94,418 and ($10,372), respectively. The increase is due to higher expenditures related to our continued research into the role of the Id genes and proteins, and its identification and development of molecules capable of inhibiting Id activity and preventing the neo-vascularization that supports the growth of cancerous tumors and characterizes other diseases including macular degeneration. The Company incurred $91,585 and $5,832 in connection with research performed at laboratories in the three months ended March 31, 2019 and 2018, respectively. The increase is also due to a change in stock compensation from ($16,204) to $2,833 resulting from awards to a consultant that are accounted for as variable performance based option awards and are adjusted each reporting period. Stock-based compensation was negative for the three months ended March 31, 2018 due to the valuation of these contingent options.

General and Administrative Expenses

For the three months ended March 31, 2019 and 2018, total general and administrative expenses were $482,516 and $188,436, respectively. General and administrative expenses include professional fees for bookkeepers, auditors, and outside securities counsel who assisted with various aspects of the business and business development, and patent counsel fees and costs, including the maintenance of existing intellectual property. The increase is primarily due to the increase in stock compensation to officers and a director offset by a decrease in professional fees.

We expect general and administrative expenses to increase overall through 2019 as we continue as a public reporting company. The non-recurring portions of the process of returning to a public reporting status are complete. We anticipate continued increased professional fee expenses associated with ongoing public reporting requirements and increased use of outside accounting and legal services for our continued operations and any financings. Additionally, the Company may need to hire staff and increase overhead as it anticipates beginning clinical trials.

Operating Loss

For the three months ended March 31, 2019, operating loss was $576,934 as compared with $178,064 for the three months ended March 31, 2018. The increase in operating loss is due to research and development costs, as described in “Research and Development Expenses” above, and to stock compensation to officers and a director offset by a decrease in professional fees, which are described in “General and Administrative Expenses” above.

We expect to incur continued operating losses through 2019 as we continue to develop Id inhibitor drugs.

Interest Expense

Interest expense is comprised primarily of interest accrued on our debt. For the three months ended March 31, 2019, our interest was $2,449 as compared to $2,983 for the three months ended March 31, 2018.

Liquidity and Capital Resources

We require significant additional cash resources to fund the expenditures necessary to maintain our operating infrastructure, to pay for research and development activities, and to pay our personnel and management team. Based on the Company's current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through June 2019. As we seek to further expand our pre-clinical and clinical programs and expand our intellectual property portfolio, we will need cash to fund such activities and enable in-licensing opportunities and other research and development endeavors.

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

We have historically relied on financing activities to provide the cash needed for our operating expenses. As of March 31, 2019, we had cash of $95,377.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 2020, the Company requires additional capital either in the form of a private placement of common stock or debt that will generate sufficient operating cash flows to fund operations.

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

Operating Activities

Cash used for operating activities for the three months ended March 31, 2019 was $116,284 compared to $112,794 for the same period in 2018.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was secured by the January 2019 issuance of 1,000,000 shares of common stock to a related party at $0.20 per share for proceeds of $200,000. No cash was provided by financing activities for the three months ended March 31, 2018. Cash used by financing activities for the three months ended March 31, 2019 comprised repayment of insurance financing of $7,922.

Off-Balance Sheet Arrangements

At March 31, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. During the quarterly period ended March 31, 2019, there were no material changes to the critical accounting policies described in our 2018 Annual Report on Form 10-K.  See Item 7, “Critical Accounting Policies, Judgments and Estimates” in our 2018 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. As of March 31, 2019, we do not believe we are exposed to significant market risks due to changes in United States interest rates or foreign currency exchange rates as measured against the United States dollar.

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

In connection with the preparation of this Form 10-Q, the Company’s management, under the supervision of, and with the participation of, the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date and subject to the discussion below, they believe that our disclosure controls and procedures are not effective and we have a material weakness, specifically in the calculation of stock based compensation.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019. Management concluded that no changes to our internal control over financial reporting occurred, other than the material weakness noted in the evaluation of disclosure controls and procedures above, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no material legal proceedings pending.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Item 1A, “Risk Factors” in our 2018 Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. During the quarterly period ended March 31, 2019, there were no material changes to the risk factors described in our 2018 Annual Report on Form 10-K.

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
101

The following materials from AngioGenex, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Deficit and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 20, 2019

ANGIOGENEX INC.

By: /s/ Robert Benezra

Robert Benezra, Ph.D.,

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Martin Murray

Martin Murray,

Chief Financial Officer

(Principal Financial and

Accounting Officer)